Form 10-K
period 2023-12-31
Valkyrie Bitcoin Fund
filed 2024-03-27
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41909

Valkyrie Bitcoin Fund

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Seven Springs Way, Suite 250 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 255-9743

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of Valkyrie Bitcoin Fund	BRRR	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of February 29, 2024, the Registrant had 10,955,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” with respect to the Trust’s financial conditions, results of operations, plans, objectives, future performance and business. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions (for bitcoin and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based on certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the special considerations discussed in this Annual Report;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodians, in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effects of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments.

Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Should one or more of these risks discussed in the Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

ii

i

PART I

As used below, Bitcoin with an uppercase “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b.”

Item 1. Business.

Summary

The Valkyrie Bitcoin Fund (the “Trust”) is a Delaware statutory trust formed on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). Valkyrie Digital Assets LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC and BitGo Trust Company are the custodians of the Trust’s bitcoin (each a “Custodian” and collectively, the “Custodians”), Coinbase, Inc., an affiliate of the Custodian, is the prime broker of the Trust (the “Coinbase Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, dated December 28, 2023, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was January 11, 2024. The Trust has not had any operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

On March 15, 2024, CoinShares Co. was appointed as the co-sponsor of the Trust (the “Co-Sponsor”). The Co-Sponsor serves in an advisory capacity to the Trust and the Sponsor. The Trust does not compensate the Co-Sponsor for its services. In the event the Sponsor withdraws as sponsor to the Trust, the Co-Sponsor will automatically and without further action by the Sponsor, the Trustee or the Shareholders become the successor Sponsor and shall have all the powers, rights and obligations of the Sponsor under the Trust Agreement.

The Sponsor maintains a website www.valkyrieinvest.com/BRRR, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The investment objective of the Trust is for the Shares to reflect the performance of the value of a bitcoin as represented by the CME CF Bitcoin Reference Rate – New York Variant (the “Index”), less the Trust’s liabilities and expenses.

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust will hold bitcoin and will value its Shares daily based on the value of bitcoin as reflected by the Index, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same six bitcoin exchanges, which is the underlying rate to determine settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. There can be no assurance that the Trust will achieve its investment objective. The Sponsor is authorized under the Trust Agreement to substitute an alternative index, reference rate, or other methodology for valuing bitcoin for the Index for purposes of the Trust’s investment objective and valuation policies at its sole discretion and without Shareholder approval. The Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin.

Information About Bitcoin, Bitcoin Markets and Regulation of Bitcoin

This section of the Annual Report provides a more detailed description of bitcoin, including information about the historical development of bitcoin, how a person holds bitcoin, how to use bitcoin in transactions, how to trade bitcoin, the “exchange” market where bitcoin can be bought, held and sold, the bitcoin OTC market and bitcoin mining.

Bitcoin

Bitcoin is the digital asset that is native to, and created and transmitted through the operations of, the peer-to-peer Bitcoin Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin Network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin Network allows people to exchange tokens of value, called bitcoin, which are recorded on a public transaction ledger known as the Blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on bitcoin trading platforms or in individual end-user-to-end-user transactions under a barter system. Although nascent in use, bitcoin may be used as a medium of exchange, unit of account or store of value.

The Bitcoin Network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of bitcoin. In addition, no party may easily censor transactions on the Bitcoin Network. As a result, the Bitcoin Network is often referred to as decentralized and censorship resistant.

The value of bitcoin is determined by the supply of and demand for bitcoin. New bitcoins are created and rewarded to the parties providing the Bitcoin Network’s infrastructure (“miners”) in exchange for their having expended computational power to verifying transactions and adding them to the Blockchain. The Blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each bitcoin transaction is broadcast to the Bitcoin Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin Network.

Bitcoin Network

Bitcoin was first described in a white paper released in 2008 and published under the pseudonym “Satoshi Nakamoto.” The protocol underlying Bitcoin was subsequently released in 2009 as open-source software and currently operates on a worldwide network of computers.

The first step in directly using the Bitcoin Network for transactions is to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone and can be used both to send and to receive bitcoin. Within a bitcoin wallet, a user can generate one or more unique “bitcoin addresses,” which are conceptually similar to bank account numbers. After establishing a bitcoin address, a user can send or receive bitcoin from his or her bitcoin address to another user’s address. Sending bitcoin from one bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account; provided, however, that such transactions are not managed by an intermediary and erroneous transactions generally may not be reversed or remedied once sent.

The amount of bitcoin associated with each bitcoin address, as well as each bitcoin transaction to or from such address, is transparently reflected in the Blockchain and can be viewed by websites that operate as “Blockchain explorers.” Copies of the Blockchain exist on thousands of computers on the Bitcoin Network. A user’s bitcoin wallet will either contain a copy of the Blockchain or be able to connect with another computer that holds a copy of the Blockchain. The innovative design of the Bitcoin Network protocol allows each Bitcoin user to trust that their copy of the Blockchain will generally be updated consistent with each other user’s copy.

When a Bitcoin user wishes to transfer bitcoin to another user, the sender must first have the recipient’s Bitcoin address. The sender then uses his or her Bitcoin wallet software to create a proposed transaction to be added to the Blockchain. The proposal would reduce the amount of bitcoin allocated to the sender’s address and increase the amount allocated recipient’s address, in each case by the amount of bitcoin desired to be transferred. The proposal is completely digital in nature, similar to a file on a computer, and it can be sent to other computers participating in the Bitcoin Network; however, the use of “unspent transaction outputs” that are verified cryptographically prevents the ability to duplicate or counterfeit bitcoin.

Bitcoin Protocol

The Bitcoin protocol is open-source software, meaning any developer can review the underlying code and suggest changes. There is no official company or group that is responsible for making modifications to Bitcoin. There are, however, a number of individual developers that regularly contribute to a specific distribution of Bitcoin software known as the “Bitcoin Core,” which is maintained in an open-source repository on the website Github. There are many other compatible versions of Bitcoin software, but Bitcoin Core provides the de-facto standard for the Bitcoin protocol, also known as the “reference software.” The core developers for Bitcoin Core operate on a volunteer basis and without strict hierarchical administration.

Significant changes to the Bitcoin protocol are typically accomplished through a so-called “Bitcoin Improvement Proposal” or BIP. Such proposals are generally posted on websites, and the proposals explain technical requirements for the protocol change as well as reasons why the change should be accepted. Upon its inclusion in the most recent version of Bitcoin Core, a new BIP becomes part of the reference software’s Bitcoin protocol. Several BIPs have been implemented since 2011 and have provided various new features and scaling improvements.

Because Bitcoin has no central authority, updating the reference software’s Bitcoin protocol will not immediately change the Bitcoin Network’s operations. Instead, the implementation of a change is achieved by users and miners downloading and running updated versions of Bitcoin Core or other Bitcoin software that abides by the new Bitcoin protocol. Users and miners must accept any changes made to the Bitcoin source code by downloading a version of their Bitcoin software that incorporates the proposed modification of the Bitcoin Network’s source code. A modification of the Bitcoin Network’s source code is only effective with respect to the Bitcoin users and miners that download it. If an incompatible modification is accepted only by a percentage of users and miners, a division in the Bitcoin Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork” in the Bitcoin Network.

Such a fork in the Bitcoin Network occurred on August 1, 2017, when a group of developers and miners accepted certain changes to the Bitcoin Network software intended to increase transaction capacity. Blocks mined on this network now diverge from blocks mined on the Bitcoin Network, which has resulted in the creation of a new Blockchain whose digital asset is referred to as “bitcoin cash.” Bitcoin and bitcoin cash now operate as separate, independent networks, and have distinct related assets (bitcoin and bitcoin cash). Additional forks have followed the Bitcoin Cash fork, including those for Bitcoin Gold and Bitcoin SegWit2X, in the months after the creation of Bitcoin Cash. It is possible that additional “forks” will occur in the future.

Bitcoin Transactions

A bitcoin transaction contains the sender’s bitcoin address, the recipient’s bitcoin address, the amount of bitcoin to be sent, a transaction fee and the sender’s digital signature. Bitcoin transactions are secured by cryptography known as public-private key cryptography, represented by the bitcoin addresses and digital signature in a transaction’s data file. Each Bitcoin Network address, or wallet, is associated with a unique “public key” and “private key” pair, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship.

The public key is visible to the public and analogous to the Bitcoin Network address. The private key is a secret and may be used to digitally sign a transaction in a way that proves the transaction has been signed by the holder of the public-private key pair, without having to reveal the private key. A user’s private key must be kept in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. If an unauthorized third person learns of a user’s private key, that third person could forge the user’s digital signature and send the user’s bitcoin to any arbitrary bitcoin address, thereby stealing the user’s bitcoin. Similarly, if a user loses his private key and cannot restore such access (e.g., through a backup), the user may permanently lose access to the bitcoin contained in the associated address.

The Bitcoin Network incorporates a system to prevent double-spending of a single bitcoin. To prevent the possibility of double-spending a single bitcoin, each validated transaction is recorded, time stamped and publicly displayed in a “block” in the Blockchain, which is publicly available. Thus, the Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and downloaded in part or in whole by all users of the Bitcoin Network software program. Any user may validate, through their Bitcoin wallet or a Blockchain explorer, that each transaction in the Bitcoin Network was authorized by the holder of the applicable private key, and Bitcoin Network mining software consistent with reference software requirements typically validates each such transaction before including it in the Blockchain. This cryptographic security ensures that bitcoin transactions may not generally be counterfeited, although it does not protect against the “real world” theft or coercion of use of a Bitcoin user’s private key, including the hacking of a Bitcoin user’s computer or a service provider’s systems.

A Bitcoin transaction between two parties is settled when recorded in a block added to the Blockchain. Validation of a block is achieved by confirming the cryptographic hash value included in the block’s solution and by the block’s addition to the longest confirmed Blockchain on the Bitcoin Network. For a transaction, inclusion in a block on the Blockchain constitutes a “confirmation” of a Bitcoin transaction. As each block contains a reference to the immediately preceding block, additional blocks appended to and incorporated into the Blockchain constitute additional confirmations of the transactions in such prior blocks, and a transaction included in a block for the first time is confirmed once against double-spending. The layered confirmation process makes changing historical blocks (and reversing transactions) exponentially more difficult the further back one goes in the Blockchain.

To undo past transactions in a block recorded on the Blockchain, a malicious actor would have to exert tremendous computer power in re-solving each block in the Blockchain starting with and after the target block and broadcasting all such blocks to the Bitcoin Network. The Bitcoin Network is generally programmed to consider the longest Blockchain containing solved and valid blocks to be the most accurate Blockchain. In order to undo multiple layers of confirmation and alter the Blockchain, a malicious actor must re-solve all of the old blocks sought to be regenerated and be able to continuously add new blocks to the Blockchain at a speed that would have to outpace that of all of the other miners on the Bitcoin Network, who would be continuously solving for and adding new blocks to the Blockchain.

Bitcoin Mining – Creation of New Bitcoins

Mining Process

The process by which bitcoins are created and bitcoin transactions are verified is called mining. To begin mining, a user, or “miner,” can download and run a mining client, which, like regular Bitcoin Network software, turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Each time transactions are validated and bundled into new blocks added to the Blockchain, the Bitcoin Network awards the miner solving such blocks with newly issued bitcoin and any transaction fees paid by bitcoin transaction senders. This reward system is the method by which new bitcoins enter into circulation to the public. Over time, the size of the fixed reward of new bitcoin decreases, and miners increasingly rely on transaction fees to compensate them for exerting computational power in solving blocks.

Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of bitcoins to the miner who solved the new block. In order to add blocks to the Blockchain, a miner must map an input data set (i.e., the Blockchain, plus a block of the most recent Bitcoin Network transactions and an arbitrary number called a “nonce”) to a desired output data set of a predetermined length (the “hash value”) using the SHA-256 cryptographic hash algorithm. Each unique block can only be solved and added to the Blockchain by one miner; therefore, all individual miners and mining pools on the Bitcoin Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin Network and its processing power increases, the Bitcoin Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Blockchain approximately every ten minutes.

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 6.25 bitcoin per block; the reward decreased from twenty-five (25) bitcoin in July 2016 and 12.5 in May 2020. It is estimated to halve again at the start of 2024. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of February 29, 2024, approximately 19.64 million bitcoin have been mined.

Forms of Attack Against the Bitcoin Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Bitcoin Network contains certain flaws. For example, the Bitcoin Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Blockchain.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of bitcoin. Any similar attacks on the Bitcoin Network that impact the ability to transfer bitcoin could have a material adverse effect on the price of bitcoin and the value of the Shares.

Bitcoin Market and Bitcoin Trading Platforms

In addition to using bitcoin to engage in transactions, investors may purchase and sell bitcoin to speculate as to the value of bitcoin in the bitcoin market, or as a long-term investment to diversify their portfolio. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the bitcoin market, market expectations for the adoption of bitcoin by individuals, the number of merchants that accept bitcoin as a form of payment and the volume of private end-user-to-end-user transactions.

The most common means of determining a reference value is by surveying trading platforms where secondary markets for bitcoin exist. The most prominent bitcoin trading platforms are often referred to as “exchanges,” although they are not regulated and do not report trade information in the same way as a national securities exchange. As such, there is some difference in the form, transparency and reliability of trading data from bitcoin trading platforms. Generally speaking, bitcoin data is available from these trading platforms with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro or another digital asset such as ether or tether. OTC dealers or market makers do not typically disclose their trade data.

Currently, there are several digital asset trading platforms operating worldwide and trading platforms represent a substantial percentage of bitcoin buying and selling activity and provide the most data with respect to prevailing valuations of bitcoin. A bitcoin trading platform provides investors with a way to purchase and sell bitcoin, similar to stock exchanges like the New York Stock Exchange or Nasdaq, which provide ways for investors to buy stocks and bonds in the so-called “secondary market.” Unlike stock exchanges regulated to monitor securities trading activity, bitcoin trading platforms are largely regulated as money services businesses (or a foreign regulatory equivalent) that monitor against money laundering and other illicit financing. Bitcoin trading platforms operate websites designed to permit investors to open accounts with the trading platform and then purchase and sell bitcoin.

Although bitcoin was the first cryptocurrency, since 2009, the number of digital assets, market participants and companies in the space has increased dramatically. In addition to bitcoin, other well-known digital assets include ether, XRP, bitcoin cash, and litecoin. The digital asset marketplace is still being defined and evolving, including the practices of exchanges, behavior of investors, and the protocols and prominence of particular digital assets. Prior to 2017, bitcoin accounted for approximately 85% or more of the total market capitalization of all digital assets. By April 2021, this figure had dropped to around 50% as other digital assets launched and/or grew faster than bitcoin.

Authorized Participants will have the option of purchasing and selling bitcoin used in Basket transactions with the Trust either on bitcoin trading platforms, in the OTC markets or in direct bilateral transactions. OTC trading and direct transactions of bitcoin are generally accomplished via bilateral agreements on a principal-to-principal basis. All risks and issues related to creditworthiness are between the parties directly involved in the transaction.

Market Participants

Miners

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks. When a pool solves a new block, the pool operator receives the bitcoin and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, bitcoin payouts.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change and large corporations, financial institutions and investment firms are taking positions providing exposure to bitcoin and other digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer Bitcoin transactions through the direct sending of bitcoin over the Bitcoin Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of Bitcoin. Coinbase, Bitstamp, Gemini, Kraken, LMAX Digital and itBit are some of the largest trading platforms by volume traded. Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc. the Custodians for the Trust, are digital asset custodians that provide custodial accounts that store bitcoin for users. As the Bitcoin Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin Network.

Competition

More than 5,000 other digital assets have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin. Some industry groups are also creating private, permissioned Blockchains that may or may not feature cryptocurrencies or other digital assets. In addition, private enterprises and governments are exploring the use of stablecoins including central bank-backed digital currencies.

Regulation of Bitcoin

Bitcoin and other digital assets have increasingly attracted attention from U.S. and foreign regulators. Such regulatory attention has included enforcement actions for violations of securities and commodities laws, as well as the release of regulatory guidance explaining how existing regulatory regimes apply to digital assets, and orders approving certain digital asset-related products. In more limited cases, new legislation or regulations have been proposed or adopted to govern the use of digital assets and their networks.

U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and digital asset trading platforms, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of trading platforms or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Generally speaking, ICOs are offered and conducted on the Ethereum network or similar “smart contract” platforms, rather than the Bitcoin Network; however, bitcoin has been used for consideration in ICOs on multiple networks and ICOs may be conducted using the Bitcoin Network.

On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity.

Various U.S. federal and state and foreign jurisdictions have adopted, and may continue in the near future to adopt, laws, regulations or directives that affect the Bitcoin Network, the bitcoin markets, and their users, particularly digital asset trading platforms and service providers that fall within such jurisdictions’ regulatory scope. There remains significant uncertainty regarding the U.S. and foreign government and quasi-governmental regulatory actions with respect to digital assets and digital asset exchanges. Foreign laws, regulations or directives may conflict with those of the U.S. and may negatively impact the acceptance of bitcoin by users, merchants and service providers and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, South Korea, India and the U.S. and globally, or otherwise negatively affect the value of bitcoin.

The effect of any future regulatory change on the Trust or Bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Bitcoin Value

The value of bitcoin is determined by the value that various market participants place on Bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin exchanges where bitcoin is traded publicly and transparently (e.g., Coinbase, Bitstamp, Kraken, itBit, LMAX Digital and Gemini).

On exchanges, bitcoin is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro. OTC dealers or market makers do not typically disclose their trade data.

Currently, there are many exchanges operating worldwide, representing a substantial percentage of bitcoin buying and selling activity, and providing the most data with respect to prevailing valuations of bitcoins. Historically, a large percentage of the global Bitcoin trading volume occurred on self-reported, unregulated bitcoin exchanges located in China. Throughout 2017, however, the Chinese government took several steps to tighten controls on bitcoin exchanges, culminating in a ban on domestic cryptocurrency exchanges in November 2017, which forced such exchanges to cease their operations or relocate. As a result, reported Bitcoin trading volume on Chinese exchanges is now substantially lower, representing a de minimis share of the global trade volume.

From time to time, there may be intra-day price fluctuations across bitcoin exchanges. However, they are generally relatively immaterial. For example, the variance of prices on bitcoin exchanges with the highest transaction volumes on average is lower than 2%. These variances usually stem from small changes in the fee structures on different bitcoin exchanges or differences in administrative procedures required to deposit and withdraw fiat currency in exchange for Bitcoins and vice versa. The greatest variances are found at (i) smaller exchanges with relatively low transaction volumes where even small trades can be large relative to an exchange’s transaction volume and as a result impact the trading price on those exchanges and (ii) exchanges that are inaccessible to the Trust because they do not meet the Trust’s regulatory requirements, and as a result are accessed and used by a captured market or by parties that do not have regulatory or compliance requirements.

Custody of the Trust’s Assets

Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”) and BitGo Trust Company, Inc. (“BitGo” and collectively with Coinbase Custody, the “Custodians”) will custody of all of the Trust’s bitcoin, other than that which may be maintained in a trading account (the “Trading Account”) with Coinbase, Inc. (the “Coinbase Prime Broker,” which is an affiliate of the Coinbase Custodian), in accounts that are required to be segregated from the assets held by the Custodians as principal and the assets of its other customers (the “Vault Accounts”). The Custodians will keep all of the private keys associated with the Trust’s bitcoin held by the Custodians in the Vault Accounts in “cold storage,” which refers to a safeguarding method by which the private keys corresponding to the Trust’s bitcoins are generated and stored in an offline manner using computers or devices that are not connected to the Internet, which is intended to make them more resistant to hacking.

A portion of the Trust’s bitcoin holdings and cash holdings may be held with the Coinbase Prime Broker in the Trading Account to pay the Sponsor’s Fee and in connection with the purchase and sale of bitcoin related to creations and redemptions of Baskets and Trust expenses not assumed by the Sponsor. Within the Trust’s Trading Account, the Coinbase Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Account represents an entitlement to a pro rata share of the bitcoin (and cash) the Coinbase Prime Broker holds on behalf of customers who hold similar entitlements against the Coinbase Prime Broker. In this way, the Trust’s Trading Account represents an omnibus claim on the Coinbase Prime Broker’s bitcoins (and cash) held on behalf of the Coinbase Prime Broker’s customers. The Coinbase Prime Broker holds the bitcoin associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot wallets” (meaning wallets whose private keys are generated and stored online, in Internet-connected computers or devices) or in omnibus accounts in the Coinbase Prime Broker’s name on a trading venue (including third-party venues and the Coinbase Prime Broker’s own execution venue) where the Coinbase Prime Broker executes orders to buy and sell bitcoin on behalf of its clients. Within such omnibus hot and cold wallets and accounts, the Coinbase Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Coinbase Prime Broker does not disclose to the Sponsor, the percentage of bitcoin that the Coinbase Prime Broker holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Coinbase Prime Broker’s name on a trading venue. The Coinbase Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Coinbase Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

Other than the bitcoin held with the Coinbase Prime Broker in the Trading Account, the Sponsor will allocate the Trust’s bitcoin between Vault Accounts at the Coinbase Custodian and BitGo. In determining the amount and percentage of the Trust’s bitcoin to allocate to each Vault Account, the Sponsor will consider (i) the concentration of the Trust’s bitcoin at each Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Custodian, (iii) the insurance policies of each Custodian, (iv) the fees and expenses associated with the storage of the Trust’s bitcoin at each Custodian, (v) the fees and expenses associated with the transfer to or from the Vault Account at each Custodian, (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s bitcoin held at either The Coinbase Custodian or BitGo, and the Sponsor may change the allocation between the Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of bitcoin between the Vault Accounts at each Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of bitcoin between the Vault Accounts at each Custodian will occur “on-chain” over the Bitcoin Network. On-chain transactions are subject to all of the risks of the Bitcoin Network, including the risk that transactions will be made erroneously and are generally irreversible.

Purchases and Sales of Bitcoin

Because the Trust will conduct creations and redemptions of Shares for cash, it will be responsible for purchasing and selling bitcoin in connection with those creation and redemption orders. The Trust may also be required to sell bitcoin to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor.

The Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from a bitcoin trading counterparty that has been approved by the Sponsor (each, a “Bitcoin Trading Counterparty”). Coinbase Inc. (the “Coinbase Prime Broker”) is the Trust’s initial Bitcoin Trading Counterparty. The Bitcoin Trading Counterparties with which the Sponsor will engage in bitcoin transactions are unaffiliated third parties and all transactions will be done on an arm’s-length basis.

Pursuant to the Trust’s creation and redemption processes, Authorized Participants and the Trust do not settle the cash for creation or redemption orders until the day after the order is placed, while the Trust makes purchases and sales of bitcoin in connection with creations and redemption orders on the day of the order. To facilitate this settlement of creation and redemption orders, the Trust will borrow bitcoin or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”), an affiliate of Coinbase, on a short-term basis pursuant to the Coinbase Post-Trade Financing Agreement (the “Trade Financing Agreement”) to cover the short-term transactional needs of the Trust. Pursuant to the Authorized Participant Agreement, the Trust does not bear the ultimate cost of the Trade Credits or the Trade Financing Agreement, as those expenses are borne by the Authorized Participants during the order process. Due to the timing of creation and redemption procedures of the Trust, the Sponsor anticipates that any agreements with subsequent Bitcoin Trading Counterparties will require similar trade financing arrangements to settle bitcoin and cash transactions on the day of order placement. The Sponsor, on behalf of the Trust, may engage additional Bitcoin Trading Counterparties at any time. As of February 29, 2024, the Bitcoin Trading Counterparties approved by the Sponsor are BitGo Prime LLC, Coinbase Inc., CoinShares Capital Markets (Jersey) Limited, Cumberland DRW LLC, JSCT LLC, Payward Inc. dba Kraken, Virtu Financial Singapore PTE. Ltd.

Use of the CME CF Bitcoin Reference Rate – New York Variant

The Trust will determine the Bitcoin Index Price and value its Shares daily based on the value of bitcoin as reflected by the Index. The Index is calculated daily and aggregates the notional value of bitcoin trading activity across major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the BRR, including utilizing the same constituent bitcoin exchanges, which is the underlying rate to determine the settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. The Index is designed based on the IOSCO Principals for Financial Benchmarks. The administrator of the Index is CF Benchmarks Ltd. (the “Benchmark Administrator”). The Trust also uses the Bitcoin Index Price to calculate its “Bitcoin Holdings,” which is the aggregate U.S. dollar value of bitcoins in the Trust, based on the Bitcoin Index Price, less its liabilities and expenses. “Bitcoin Holdings per Share” is calculated by dividing Bitcoin Holdings by the number of Shares currently outstanding. Bitcoin Holdings and Bitcoin Holdings per Share are not measures calculated in accordance with GAAP. Bitcoin Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Bitcoin Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

The Index was created to facilitate financial products based on bitcoin. It serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (BTC-USD), calculated as of 4 p.m. ET. The Index, which has been calculated and published since February 28, 2022, aggregates the trade flow of several bitcoin exchanges, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin exchanges, which are currently Coinbase, Bitstamp, Kraken, itBit, LMAX Digital and Gemini (the “Constituent Platforms”), as follows:

●	All Relevant Transactions are added to a joint list, recording the time of execution, trade price and size for each transaction.

●	The list is partitioned by timestamp into 12 equally sized time intervals of five (5) minutes’ length.

●	For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

●	The Index is then determined by the equally weighted average of the volume medians of all partitions.

The Index does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a Constituent Platform in the BTC-USD pair that is reported and disseminated by a Constituent Platform through its publicly available API and observed by the Benchmark Administrator. An oversight function is implemented by the Benchmark Administrator in seeking to ensure that the Index is administered through the Benchmark Administrator’s codified policies for Index integrity.

Delayed data and missing data are treated according to the following rules:

1.	Any Relevant Transaction for a given Calculation Day that is not available from a Constituent Platform API by 16:01 ET is disregarded in the calculation of the Index for that Calculation Day.
2.	If no Relevant Transaction occurs on a Constituent Platform on a given Calculation Day or one or more Relevant Transactions occur but for any reason cannot be retrieved by CF Benchmarks the Constituent Platform is disregarded in the calculation of the Index for that Calculation Day.
3.	If, for any reason, any of the twelve (12) partitions for any Calculation Day, no Relevant Transaction occurs on any Constituent Platform or one or more Relevant Transactions occur but for any reason cannot be retrieved by CF Benchmarks, the partition remains empty and will be disregarded in the calculation of the Index. The denominator utilized in calculating the average of all volume-weighted medians will then be decremented by the number of empty partitions.
4.	If one or more Relevant Transactions occur but for any reason no Relevant Transaction can be retrieved from any Constituent Platform API by the Calculation Agent, a CME CF Cryptocurrency Reference Rate calculation failure occurs for that Calculation Day.
5.	If no Relevant Transactions occur on any Constituent Exchange on a given Calculation Day then a CME CF Cryptocurrency Reference Rate Market Failure Event will be deemed to have occurred.

As of December 31, 2023, the Constituent Platforms included in the Index are Coinbase, Bitstamp, itBit, Kraken, Gemini, and LMAX Digital.

●	Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).

●	Bitstamp: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the U.K. FCA.

●	itBit: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.

●	Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider (“VASP”). Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators (“CSA”).

●	Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.

●	LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of an FCA-regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Administrator in seeking to ensure that the Index is administered through the Benchmark Provider’s codified policies for Index integrity. The Index is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts-of-interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. BMR regulations, compliance with which regulations has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of September 12, 2022, which is publicly available.

The Index is subject to oversight by the CME CF Oversight Committee. The CME CF Oversight Committee shall be comprised of at least five members, including at least: (i) two who are representatives of CME (“CME Members”); (ii) one who is a representative of CF Benchmarks Ltd.; and (iii) two who bring expertise and industry knowledge relating to benchmark determination, issuance and operations. The CME CF Oversight Committee meets no less frequently than quarterly. The CME CF Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available.

Since the creation of the Index, there have been several changes to Constituent Platforms comprising the Index, most recently in May 2022.

A trading venue is eligible as a “Constituent Platform” in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant cryptocurrency base asset against the corresponding quote asset, including markets where the quote asset is made fungible with Accepted Assets (the “Relevant Pair”) and makes trade data and order data available through an Automatic Programming Interface (“API”) with sufficient reliability, detail and timeliness. The CME CF Oversight Committee considers a trading venue to offer sufficiently reliable, detailed and timely trade data and order data through an API when: (i) the API for the “Constituent Platform” does not fall or become unavailable to a degree that impacts the integrity of the Index given the frequency of calculation; (ii) the data published is at the resolution required so that the benchmark can be calculated, with the frequency and dissemination precision required; and (iii) the data is broadcast and available for retrieval at the required frequency (and not negatively impacted by latency) to allow the methodologies to be applied as intended.

Furthermore, it must, in the opinion of the CME CF Oversight Committee, fulfill the following criteria:

1.	The venue’s Relevant Pair spot trading volume for an index must meet the minimum thresholds as detailed below for it to be admitted as a Constituent Platform: The average daily volume the venue would have contributed during the observation window for the Reference Rate of the Relevant Pair exceeds 3% for two consecutive calendar quarters.

2.	The venue has policies to ensure fair and transparent market conditions at all times and has processes in place to identify and impede illegal, unfair or manipulative trading practices.

3.	The venue does not impose undue barriers to entry or restrictions on market participants, and utilizing the venue does not expose market participants to undue credit risk, operational risk, legal risk or other risks.

4.	The venue complies with applicable laws and regulations, including, but not limited to, capital markets regulations, money transmission regulations, client money custody regulations, KYC and AML regulations.

5.	The venue cooperates with inquiries and investigations of regulators and the Administrator upon request and must execute data-sharing agreements with CME Group. Once admitted, a Constituent Platform must demonstrate that it continues to fulfill criteria 2 to 5 inclusive. Should the average daily contribution of a Constituent Platform fall below 3% for any Reference Rate, then the continued inclusion of the venue as a Constituent Platform to the Relevant Pair shall be assessed by the CME CF Oversight Committee.

Additionally, a trading venue may be nominated for addition to the list of Constituent Platforms by any member of the public, exchange or the Oversight Committee.

Index data and the description of the Index are based on information made publicly available by the Benchmark Administrator on its website at https://www.cfbenchmarks.com. None of the information on the Benchmark Provider’s website is incorporated by reference into this Annual Report.

The Benchmark Administrator has adopted certain policies for the event of a fork of the Bitcoin Network or airdrop to holders of bitcoin. Generally, in the event of the fork of the Bitcoin Network, the Benchmark Administrator will make a determination whether the new asset received in the fork is “significant.” If a forked asset is deemed significant, the Benchmark Administrator will initiate the calculation and dissemination of an index on the forked asset. If a forked asset is not deemed significant, such step is at the Benchmark Administrator’s discretion. In either event, the forked asset will not be included in the Index. Similarly, airdrops are not taken into account in the calculation of the Index.

The Index methodology and constituent digital asset trading platforms may be changed from time to time at the discretion of the Index Provider without Shareholder approval. For example, if the Index Provider determines that there have been material efforts to manipulate the price of bitcoin on a constituent digital asset trading platform or that the data feeds from such trading platform are unreliable, the Index Provider may remove such trading platform for the Index methodology. To the extent that such changes to the methodology result in a more limited set of constituent digital asset trading platforms, there is an increased risk that the price of bitcoin used in Trust’s calculation of NAV would deviate from the price quoted on digital asset trading platforms not included within the Index methodology. Shareholders will be notified of changes to the Index methodology only if the Sponsor determines that such changes are material with respect to an investment decision regarding the Shares. Once it has actual knowledge of material changes to the Index methodology, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports.

Calculation of NAV

General

The Shares are valued on a daily basis as of 4:00 p.m. ET. The value of bitcoin held by the Trust is determined based on the fair market value price for bitcoin determined by the Benchmark Administrator.

The Trust’s NAV is calculated by:

●	taking the current market value of its bitcoin (determined as set forth below) and any other; and assets;

●	subtracting any liabilities (including accrued but unpaid expenses).

The Trust’s NAV per Share is calculated by taking the Trust’s NAV and dividing it by the total amount of Shares outstanding.

The Trust uses the Index to calculate a per-bitcoin value in U.S. dollars (the “Bitcoin Index Price”). The bitcoin held by the Trust will typically be valued based on the Bitcoin Index Price. The Administrator calculates the NAV of the Trust once each business day. The end-of-day bitcoin price is calculated using the Bitcoin Index Price as of 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. ET and almost always by 8:00 p.m. ET). The pause after 4:00 p.m. ET provides an opportunity for the Sponsor to detect, flag, investigate, and correct unusual pricing should it occur. If the Sponsor determines in good faith that the Index does not reflect an accurate bitcoin price, then the Sponsor will instruct the Benchmark Administrator to employ an alternative method to determine the fair value of the Trust’s assets. The CME CF Bitcoin Reference Rate - New York Variant shall constitute the Index, but if the Index is not available or the Sponsor at its sole discretion determines the Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued in accordance with the fair value policies approved by the Sponsor.

A Fair Value Event value determination will be based on all available factors that the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models.

Fair value policies approved by the Sponsor will seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued. In the instance of a Fair Value Event, the Trust and the Sponsor have licensed of use of the Lukka Prime Reference Rate as the initial secondary index (the “Secondary Index”). If the Secondary Index is not available or the Sponsor at its sole discretion determines the Secondary Index is unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date would be utilized. In the event the principal market price is not available or the Sponsor at its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgement to determine a good faith estimate of fair value.

The bitcoin markets are generally open on days when U.S. markets are closed, which means that the value of the bitcoin owned by the Trust could change on days when Shares cannot be bought or sold.

The Secondary Index

The Secondary Index is designed to provide an estimated fair market value for bitcoin, in a manner that aligns with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the index provider for the Secondary Index seeks to identify a “principal market” for bitcoin, by evaluating eligible bitcoin exchanges across a variety of different criteria, including the exchanges’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of December 2023, the following trading platforms are considered to be eligible trading platforms by the Secondary Index: Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex. The index provider for the Secondary Index reviews trading platforms eligible for inclusion in the index quarterly. In determining which trading platforms to include, the index provider for the Secondary Index evaluates each trading platform using proprietary ratings criteria. The index provider for the Secondary Index periodically reassesses the eligible trading platforms used by the Secondary Index, and makes adjustments as needed. The Secondary Index was launched in January 2020, and the Secondary Index has been back-populated to January 2014.

In determining the value of bitcoin, the index provider for the Secondary Index applies a five-step weighting process for identifying the principal exchange for bitcoin and the last price on that exchange. A Base Exchange Score (“BES”) that takes into account the criteria above is assigned to each index pricing source in order to select the most appropriate primary exchange and then an executed exchange price is determined at 4:00 p.m. ET.

Step 1: Assign each exchange for bitcoin and U.S. Dollars a BES reflecting static exchange characteristics such as oversight, microstructure and technology.

Step 2: Adjust the BES based on the relative monthly volume each exchange services. This new score is the Volume Adjusted Score (“VAS”).

Step 3: Decay the adjusted score based on the time passed since last trade on exchange, assessing the level of activity in the market by considering the frequency (volume) of trades. The decay factor reflects the time since the last trade on the exchange. This is the final Decayed Volume Adjusted Score (DVAS), which reflects the freshness of data by tracking most recent trades. The DVAS is algorithmically determined based on time since the last trade in the market.

Step 4: Rank the exchanges by the DVAS score and designate the highest-ranking exchange as the principal market for that point in time – the principal market is the exchange with highest DVAS.

Step 5: Designate the price of the last transaction on the principal market as of 4:00 p.m. ET as the “executed exchange price.” An executed exchange price is used to represent the fair market value at 4:00 p.m. ET.

The characteristics of each exchange are weighted as follows for their BES:

Oversight (35%): This score reflects the rules in place to protect and to give access to investors and is a function of a variety of factors. The score assigned for exchange oversight will depend on parameters such as jurisdiction, regulation, “Know Your Customer and Anti-Money Laundering Compliance” (KYC/AML), etc. Exchanges will receive a higher score if they are subject to more stringent regulation, including comprehensive KYC/AML screening, and the level of currency oversight and regulation in their home jurisdiction.

Microstructure Efficiency (30%): The second exchange characteristic is microstructure efficiency. The Secondary Index takes the effective bid-ask spread as a proxy for efficiency. For each exchange and currency pair, the Secondary Index takes an estimate of the “effective spread,” which is a common approach to measuring trade execution costs.

Data Integrity (25%): Data Integrity provides a metric of how consistent an exchange’s trading activity is with its underlying market microstructure. This is done by aligning an exchange’s trade data for a given product with quotes data pertaining to the same market. Exchanges whose traded prices deviate outside the spreads indicated by the quotes data are penalized. This would potentially expose nefarious actions such as wash trading or other potential manipulation of data. The metric is computed by joining a sample of trades with quotes by trading platform, product and time. With this, the Secondary Index computes the maximum observed ask price and the minimum observed bid price over a rolling window in time. This serves to define a range of possible trade prices that would be expected based on the quotes data. The Secondary Index then aggregates this dataset by exchange, computing the fraction of transactions where the trade price was within the expected range as computed in the prior step. This fraction is multiplied by 100 to give the data integrity score.

Data Transparency (10%): Transparency is the term used for a quality score that is determined by the level of detail of the data offered by an exchange. Similar to the jurisdiction hierarchy, Level 1, the highest level in the transparency hierarchy, is assigned 100 points and is reduced by 20 points for each subsequent lower level. The most transparent (Level 1) exchanges offer order-level data, followed by order book (Level 2), trade-level (Level 3), candles (Level 4), and then no data (Level 5).

In the event that the index provider for the Secondary Index changes the methodology of the Secondary Index, the index provider for the Secondary Index will inform the Sponsor of the nature of the change and the timeline for implementation. The Sponsor will notify Shareholders of material changes to the Secondary Index through some combination of press release, website disclosure, Current Report on Form 8-K or prospectus supplement, in addition to any notice to the listing exchange required under applicable listing rules.

Expenses

Expenses to Be Paid by the Sponsor

The Sponsor has agreed to assume the following fees and expenses incurred by the Trust (in each case as defined in the Trust Agreement): the Marketing Fee, the Administrator Fee, the Custodian Fee, the Cash Custodian Fee, the Prime Broker Fee, the Transfer Agent Fee, the Trustee’s fee, applicable license fees, including the licensing fees related to the Index License Agreement, fees and expenses related to public trading of the Shares on Nasdaq (including marketing, legal and audit fees and expenses), ordinary legal expenses, audit fees, regulatory fees, including any fees relating to the registration of the Shares with the SEC, printing and mailing costs and costs of maintaining the Trust’s website (the “Sponsor-paid Expenses”). There is no cap on the amount of Sponsor-paid Expenses. At the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense. The Sponsor will provide Shareholders with notice of any such redesignation in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may pay expenses in addition to the Sponsor’s Fee, including, but not limited to, any expenses of the Trust that are not assumed by the Sponsor, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust, indemnification expenses of the Custodians, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses (collectively, “Additional Trust Expenses”). If the Trust incurs any Additional Trust Expenses, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Coinbase Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of bitcoins represented by a Share will decline each time the Trust pays Additional Trust Expenses by transferring or selling bitcoins. Although the Sponsor cannot definitively state the frequency or magnitude of the Additional Trust Expenses, the Sponsor expects that they may occur infrequently, if at all.

Description of Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets. Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Baskets being created or redeemed (the “Basket Deposit”). The amount of cash required in a Basket Deposit (the “Basket Cash Deposit”) is based on the quantity or value of the quantity, as applicable, of bitcoin and cash attributable to each Share of the Trust (net of accrued but unpaid Sponsor’s Fees and any accrued but unpaid Extraordinary Expenses) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received.

Baskets will only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Shares being created or redeemed, the amount of which is based on the value of the bitcoin attributable to each Share of the Trust (net of accrued but unpaid Sponsor’s Fees and any accrued but unpaid expenses or liabilities) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received. The Trust will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust will conduct its bitcoin purchase and sale transactions as described above under the heading “Activities of the Trust – Purchases and Sales of Bitcoin.”

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Shares and for the delivery of the cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets (the “Transfer Agent Fee”). In addition, an Authorized Participant is responsible for any operational processing and brokerage costs, transfer fees, financing fees, network fees and stamp taxes incurred in connection with the satisfaction of any creation or redemption orders (the “Execution Charges,” and collectively with the Transfer Agent Fee, the “Transaction Fees”). The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants (or their designees) who make deposits of cash with the Trust in exchange for Shares receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. The Authorized Participants will deliver only cash to create Shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

Certain Authorized Participants are expected to be capable of participating directly in the spot bitcoin markets. Some Authorized Participants or their affiliates may from time to time buy or sell bitcoin and may profit in these instances. To the extent that the activities of Authorized Participants have a meaningful effect on the bitcoin market, it could affect the price of bitcoin and impact the ability of the Authorized Participants to effectively arbitrage the difference between the price at which the shares trade and the net asset value of the Trust. While the Sponsor currently expects that Authorized Participants’ direct activities in the bitcoin or securities markets in connection with the creation and redemption activities of the Trust will not significantly affect the price of bitcoin or the Shares, the impact of the activities of the Trust and its Authorized Participants on bitcoin or securities markets is unknown and beyond the control of the Sponsor.

Each Authorized Participant will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are filed as exhibits to this Annual Report.

Authorized Participants will place orders through the Transfer Agent. The Transfer Agent will coordinate with the Trust’s Cash Custodian in order to facilitate settlement of the Shares and cash as described in more detail in the “—Creation Procedures” and “—Redemption Procedures” sections below.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Purchase orders must be placed by 1:00 p.m. ET or the close of regular trading on the Exchange, whichever is earlier. The day on which a valid order is received by the Transfer Agent is considered the “Purchase Order Date.”

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in cash (“Cash Creation Order”). By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. In either case, if an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the full cash deposit has been received. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor at its discretion.

Following an Authorized Participant’s Cash Creation Order, the Trust’s account with the Cash Custodian (the “Cash Account”) must be credited with the required cash by the end of the Purchase Order Date. Upon receipt of the cash deposit amount in the Cash Account, the Cash Custodian will notify the Transfer Agent, the Authorized Participant and the Sponsor that the cash has been deposited. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

To the extent not held to facilitate redemption orders or pay the Trust’s expenses, the Sponsor will use cash proceeds received in connection with Cash Creation Orders to purchase bitcoin and deposit it in the Vault Accounts with the Custodians. Bitcoin held in the Vault Accounts is the property of the Trust and is only transferred outside the Vault Accounts or sold in connection with creation and redemption transactions or to pay the Trust’s expenses and liabilities. The Trust’s bitcoin will not leased, loaned or used as collateral for any loan, margin, rehypothecation or similar activities. Expenses related to the acquisition of bitcoin in connection with a creation order and transfer of acquired bitcoin to the Vault Accounts will not be the responsibility of the Trust.

Determination of Required Deposits

The quantity of cash required to create each Basket Deposit changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of cash constituting the Basket Deposit as appropriate to reflect the value of the Trust’s bitcoin and cash less accrued expenses. The computation is made by the Administrator as promptly as practicable after 4:00 p.m. ET or at a later time set forth in the Authorized Participant Agreement or otherwise provided to all Authorized Participants on the date such order is placed in order for the creation of Baskets to be effected based on the NAV of Shares as next determined on such date after receipt of the order in proper form.

To the extent there is a difference between the price actually paid by the Trust to acquire a Basket worth of bitcoin in the creation process compared to the cash value of the Basket (i.e., if there is a difference between the amount paid by the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference will also be charged to the creating Authorized Participant.

The Basket Cash Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fees. The Authorized Participant is responsible for all expenses related to the acquisition of bitcoin in connection with a creation order. For a discussion of how the Trust determines the value of bitcoin, see “Calculation of NAV” above. The Basket Cash Deposit so determined is communicated via electronic mail message to all Authorized Participants.

Delivery of Required Deposits

An Authorized Participant who places a purchase order must follow the procedures outlined in the “Creation Procedures” section of the Trust’s prospectus. Upon receipt of the deposit amount by the Cash Custodian, as applicable, the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Purchase Order Date. In circumstances where purchase orders are due before 4:00 p.m. ET, Authorized Participants will not know the total Basket Deposit at the time they submit a purchase order for the Basket. The Trust’s NAV and the price of a Basket Deposit could rise or fall substantially between the time a purchase order is submitted and the time the amount of the purchase price in respect thereof is determined, and the risk of such price movements will be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order or Basket Deposit if the Sponsor determines that:

●	the purchase order or Basket Deposit is not in proper form as described in the Authorized Participant Agreement;

●	the acceptance of the purchase order or Basket Deposit would not be in the best interest of the Trust;

●	the acceptance of the purchase order or the Basket Deposit would have adverse tax consequences for the Trust or its Shareholders;

●	the acceptance of the Basket Deposit presents a security or regulatory risk to the Trust, the Sponsor, the Transfer Agent, the Coinbase Prime Broker, the Custodians or the Cash Custodian;

●	the acceptance or receipt of the purchase order or Basket Deposit would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, the Coinbase Prime Broker, the Custodians or the Cash Custodian make it impractical or not feasible to process Baskets.

None of the Sponsor, the Transfer Agent, the Coinbase Prime Broker, the Custodians or the Cash Custodian will be liable for the rejection of any purchase order or Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order will be effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

In the case of a redemption order for cash (“Cash Redemption Order”), the redemption distribution from the Trust consists of a transfer to the Authorized Participant of an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Redemption Order Date, as the number of Shares to be redeemed under the purchase order is in proportion to the total number of Shares outstanding on the Redemption Order Date. With respect to either a Bitcoin Redemption Order or Cash Redemption Order, the redemption distribution due from the Trust will be delivered once the Transfer Agent notifies the Cash Custodian, the Marketing Agent and the Sponsor that the Authorized Participant has delivered the Shares represented by the Baskets to be redeemed to the Transfer Agent’s DTC account. If the Transfer Agent’s DTC account has not been credited with all of the Shares of the Baskets to be redeemed, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the end of the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor at its discretion.

To the extent there is a difference between the price actually received by the Trust to sell a Basket worth of bitcoin in the redemption process compared to the cash value of the Basket (i.e., if there is a difference between the amount received by the Trust to sell the requisite amount of bitcoin and the Trust’s NAV calculation), that difference will also be the responsibility of the redeeming Authorized Participant. Expenses related to the sale of bitcoin in connection with a redemption order and transfer of bitcoin from the Vault Accounts will not be the responsibility of the Trust.

Determination of Redemption Distribution

The redemption distribution from the Trust will consist of a transfer to the redeeming Authorized Participant or its designee of an amount of cash that is determined in the same manner as the determination of Basket Deposits discussed above. The Authorized Participant is responsible for all expenses related to the sale of bitcoin in connection with a redemption order.

Delivery of Redemption Distribution

Once the Transfer Agent notifies the Custodians, the Cash Custodian, the Marketing Agent and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account, the Administrator instructs the Coinbase Prime Broker to transfer the cash amount from the Cash Account to the designee of the Authorized Participant. For a Cash Redemption Order, the redemption distribution due from the Trust will be sent by the Cash Custodian to the Authorized Participant or its designee on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. ET, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

Suspension of Creation and Redemption Orders

The Sponsor may, in its discretion, suspend the right of creation or redemption, or postpone the creation or redemption settlement date, (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of bitcoin is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (3) for such other period as the Sponsor determines to be necessary for the protection of the Trust or its Shareholders. For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. None of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement, or the Custodians will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. The Sponsor will provide notice to Shareholders of any such suspensions in a prospectus supplement and/or through a current report on Form 8-K.

Rejection of Redemption Orders

Redemption orders must be made in whole Baskets. The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any redemption order if the Sponsor determines that:

●	the redemption order is not in proper form as described in the Authorized Participant Agreement;

●	the acceptance of the redemption order would not be in the best interest of the Trust;

●	the acceptance of the redemption order would have adverse tax consequences to the Trust or its Shareholders;

●	the acceptance of the redemption order presents a security risk to the Trust, the Sponsor, the Transfer Agent or the Cash Custodian;

●	the acceptance of the redemption order would, in the opinion of counsel to the Sponsor, be unlawful; or

●	circumstances outside the control of the Trust, the Sponsor, or the Cash Custodian make it impractical or not feasible for the Shares to be delivered under the redemption order.

Creation and Redemption Transaction Fees

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay the Transfer Agent Fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with the number of Baskets in such order. In addition, an Authorized Participant is required to pay the Execution Charges to the Trust or the Sponsor, as applicable, to reimburse the operational processing and brokerage costs, transfer fees, network fees and stamp taxes. The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor.

Transfers of bitcoin into the Trust’s Trading Account are off-chain transactions and transfers from the Trust’s Trading Account to the Trust’s Vault Accounts are “on-chain” transactions represented on the bitcoin blockchain. Any costs related to transfers from the Trust’s Trading Account to the Trust’s Vault Accounts are borne by the Sponsor (and not the Trust or its Shareholders).

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, the Trust will create and redeem Shares from time to time, but only in one or more Baskets. The creation and redemption of Shares are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash determined as described above.

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public any Shares it does create.

Authorized Participants that do offer to the public Shares from the Baskets they create will do so at per-Share offering prices that reflect, among other factors, the value of the Trust’s assets, supply of and demand for Shares and market conditions at the time of a transaction. Baskets are generally redeemed when the market price per Share is at a discount to the NAV. Shares initially constituting the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor to effect any sale or resale of Shares. Shares trade in the secondary market on the Exchange.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV. The amount of the discount or premium in the trading price relative to the NAV may be influenced by various factors, including the value of the Trust’s assets, supply and demand for the Shares and market conditions at the time of a transaction.

Employees

The Trust has no employees.

U.S. Federal Income Tax Consequences

This discussion summarizes the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

●	financial institutions;

●	dealers in securities;

●	traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;

●	persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;

●	persons holding Shares acquired by them as part of a Basket or redeeming Shares in exchange for the underlying bitcoins represented by the redeemed Shares;

●	U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;

●	entities or arrangements classified as partnerships for U.S. federal income tax purposes;

●	real estate investment trusts;

●	regulated investment companies; and

●	tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. Prospective investors are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust will be treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were successful in asserting that the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes, although due to the uncertain treatment of bitcoins for U.S. federal income tax purposes (discussed below), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to Shareholders would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at a maximum rate of 21%) on its net taxable income and certain distributions made by the Trust to Shareholders would be taxable as dividends to the extent of the Trust’s current and accumulated earnings and profits (which, in the case of Non-U.S. Holders (as defined below), generally would be subject to U.S. federal withholding tax at a 30% rate (or a lower rate provided by an applicable income tax treaty)).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Bitcoins

As discussed below, each beneficial owner of Shares generally will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the bitcoins held in the Trust. Many significant aspects of the U.S. federal income tax treatment of bitcoins are uncertain, and the Sponsor does not intend to request a ruling from the IRS on these issues. On March 25, 2014, the IRS released a notice (the “Notice”), which discusses certain aspects of the treatment of virtual currencies, such as bitcoins, for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, (i) bitcoins are “property” that is not currency and (ii) bitcoins may be held as capital assets. There can be no assurance, however, that the IRS will not alter its position with respect to bitcoins in the future or that a court would uphold the treatment set forth in the Notice. In addition, legislation has been introduced that would, if enacted, cause bitcoins to be treated as currency for U.S. federal income tax purposes. If bitcoins were properly treated as currency for U.S. federal income tax purposes, gain recognized on the disposition of bitcoins would constitute ordinary income, and losses recognized on the disposition of bitcoin could be subject to special reporting requirements applicable to “reportable transactions.” The remainder of this discussion assumes that bitcoins are properly treated for U.S. federal income tax purposes as property that is not currency. Special tax counsel to the Trust expresses no opinion regarding these aspects of the U.S. federal income tax treatment of bitcoins.

The Notice does not address other significant aspects of the U.S. federal income tax treatment of bitcoins, including: (i) whether bitcoins are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether bitcoins are properly treated as “collectibles” for U.S. federal income tax purposes; (iii) the proper method of determining a holder’s holding period and tax basis for bitcoins acquired at different times or at varying prices; and (iv) whether and how a holder of bitcoins acquired at different times or at varying prices may designate, for U.S. federal income tax purposes, which of the bitcoins are transferred in a subsequent sale, exchange or other disposition. In 2019, the IRS issued a FAQ that addressed some but not all of these issues, but the IRS has not confirmed the answers provided in the FAQ in a manner upon which taxpayers may rely.

Prospective investors are urged to consult their tax advisers regarding the substantial uncertainty regarding the tax consequences of an investment in bitcoins.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

●	an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or

●	an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

For U.S. federal income tax purposes, each U.S. Holder will be treated as the owner of an undivided interest in the bitcoins held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares for cash, the U.S. Holder’s initial tax basis in its pro rata share of the bitcoins held in the Trust will be equal to the amount paid for the Shares. This discussion assumes that each U.S. Holder will acquire all of its Shares for cash on the same date and at the same price per Share. U.S. Holders that acquire, or contemplate acquiring, multiple lots of Shares at different times or prices are urged to consult their tax advisers regarding their tax bases and holding periods in their pro rata shares of the bitcoins held in the Trust.

When the Trust transfers bitcoins to the Sponsor as payment of the Sponsor’s Fee, or sells bitcoins to fund payment of any Additional Trust Expenses or a redemption, each U.S. Holder will be treated as having sold its pro rata share of those bitcoins for their fair market value at that time (which, in the case of bitcoins sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the bitcoins that were transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the bitcoins that were transferred, subject to some specialized allocation rules for widely held fixed investment trusts (“WHFITs”). For some purposes, the WHFIT rules generally allocate Trust items based on distributions. For some purposes, redemptions are treated as distributions and may result in gain recognized by the Trust to generate proceeds for the redemption being disproportionately allocated to the Shareholder making the redemption. The application of the WHFIT rules to a trust holding bitcoin is uncertain. Assuming that bitcoins are not treated as currency for U.S. federal income tax purposes, any such gain or loss will generally be short-term capital gain or loss if the U.S. Holder has held its Shares for one year or less and long-term capital gain or loss if the U.S. Holder has held its Shares for more than one year. The deductibility of capital losses may be subject to significant limitations. The Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be based on the amount and cash contributed and the time the Trust purchased the bitcoin with the cash. A U.S. Holder’s tax basis in its pro rata share of any bitcoins transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the bitcoins held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of bitcoins transferred and the denominator of which is the total amount of bitcoins held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the bitcoins remaining in the Trust will be equal to the tax basis in its pro rata share of the bitcoins held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the bitcoins transferred.

U.S. Holders may deduct their respective pro rata shares of the expenses incurred by the Trust to the same extent as if the expenses were directly incurred by the U.S. Holders. U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. If a U.S. Holder is an individual, trust or estate, the U.S. Holder’s share of these expenses will be deductible for regular U.S. federal income tax purposes only to the extent that the U.S. Holder’s share of the expenses, when combined with other “miscellaneous itemized deductions,” exceeds 2% of the U.S. Holder’s adjusted gross income for the particular year, will not be deductible for U.S. federal alternative minimum tax purposes and will be subject to certain other limitations on deductibility.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the bitcoins underlying such Shares. Accordingly, the Shareholder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the bitcoins held in the Trust that is attributable to the Shares disposed of. The Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be based on the amount and cash contributed and the time the Trust purchased the bitcoin with the cash. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the bitcoins held by the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition. Assuming that bitcoins are not treated as currency for U.S. federal income tax purposes, that gain or loss will generally be short-term capital gain or loss if the U.S. Holder has held its Shares for one year or less and long-term capital gain or loss if the U.S. Holder has held its Shares for more than one year.

After any sale (or other disposition) of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the bitcoins held in the Trust immediately after the sale (or other disposition) generally will equal the tax basis in its pro rata share of the total amount of the bitcoins held in the Trust immediately prior to the sale, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder upon the sale (or other disposition) (or, in the case of a redemption, which is treated as the basis of the bitcoins received by the Shareholder in the redemption).

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares will reduce the amount realized by the U.S. Holder with respect to the sale.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is, for such purposes:

●	a nonresident alien individual;

●	a foreign corporation; or

●	a foreign estate or trust.

The term “non-U.S. Holder” does not include (i) nonresident alien individuals present in the United States for 183 days or more in a taxable year, (ii) former U.S. citizens and certain expatriated entities or (iii) persons whose Shares are effectively connected with the conduct of a trade or business in the United States. Prospective investors described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

The Trust does not expect to generate taxable income other than gain (if any) that will be recognized on the transfer of bitcoins in payment of the Sponsor’s Fee and the sale of bitcoins in connection with the payment of any Additional Trust Expenses. A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any such gain or with respect to any gain the non-U.S. Holder recognizes upon a sale of Shares. However, if the income from the trust is effectively connected to a U.S. trade or business or, in the case of an individual, the individual is in the United States for more than 180 days, the gains may be subject to U.S. tax.

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide holders of Shares with information regarding their shares of the Trust’s annual income (if any) and expenses in accordance with applicable Treasury regulations.

A U.S. Holder may be subject to backup withholding in certain circumstances if it fails to provide its taxpayer identification number or to comply with certain certification procedures. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the holder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor, its parent Valkyrie Investments Inc., and their respective affiliates (collectively, “Valkyrie”) have adopted an organizational wide cybersecurity program. The program is administered by the Chief Compliance Officer (“CCO”) of Valkyrie Funds, LLC, an affiliate of the Sponsor and wholly-owned subsidiary of Valkyrie Investments Inc. Valkyrie’s objective, in the development and implementation of this comprehensive cybersecurity program, is to create effective administrative, technical, and physical safeguards for the protection of personal information of the organization and its clients.

Program Details

Valkyrie has designated the CCO to implement and maintain the cybersecurity program. The CCO may delegate any of the CCO’s responsibilities to appropriate designees as long as the CCO remains primarily responsible for compliance oversight and administration. The CCO will is responsible for:

1.	Initial implementation of the cybersecurity program;

2.	Ongoing employee education;

3.	Regular testing of the cybersecurity program’s safeguards;

4.	Evaluating the ability of each of our third party service providers to implement and maintain appropriate security measures for the personal information to which we have permitted them access, and requiring such third party service providers by contract to implement and maintain appropriate security measures.

5.	Reviewing the scope of the security measures in the cybersecurity program at least annually, or whenever there is a material change in our business practices that may implicate the security or integrity of records containing personal information.

Identification of Risks and Cybersecurity Governance

To combat internal risks to the security, confidentiality, and/or integrity of any electronic records containing personal information, and evaluating and improving, where necessary, the effectiveness of the current safeguards for limiting such risks, Valkyrie has identified the following risks that are present to its business as well as procedures to help mitigate those risks:

Internal Threats

1.	There must be communication to employees on the detailed provisions of the cybersecurity program at onboarding and annually.

2.	Access to records containing client’s personal information shall be limited to those persons who are reasonably required to know such information.

3.	All security measures shall be reviewed at least annually, or whenever there is a material change in our business practices that may reasonably implicate the security or integrity of records containing personal information.

4.	Terminated employees must return all records containing personal information, in any form, that may at the time of such termination be in the former employee’s possession.

5.	A terminated employee’s physical and electronic access to personal information must be immediately blocked. Such terminated employee shall be required to surrender all keys, IDs or access codes or badges, business cards, and the like, that permit access to the firm’s premises or information. Moreover, such terminated employee’s remote electronic access to personal information must be disabled; his/her voicemail access, e-mail access, internet access, and passwords must be invalidated.

6.	Current employees’ user ID’s and passwords must be managed in accordance to Valkyrie’s password policy.

7.	Employees are encouraged to report any suspicious or unauthorized use of customer information.

8.	Employees are prohibited from keeping open files containing personal information on their computer screen when they are not at their desks. Employees are responsible for locking computer screen when away from workspace.
9.	Employees must not share login information with co-workers.

External Threats

1.	Valkyrie will maintain reasonably up-to-date firewall protection (if applicable) and operating system security patches, reasonably designed to maintain the integrity of the personal information, installed on systems processing personal information.

2.	Valkyrie will maintain reasonably up-to-date versions of system security agent software which must include malware protection and reasonably up-to-date patches and virus definitions, installed on systems processing personal information.

3.	To the extent technically feasible, personal information stored on portable devices, such as laptops or tablets, must be password protected, as must all records and files transmitted across public networks or wirelessly, to the extent technically feasible.

4.	All computer systems must be monitored for unauthorized use of or access to personal information.

Risks Associated with Remote Client Access and Funds Transfer Requests

Currently, Valkyrie does not provide its clients with online account access nor does process funds transfer requests. If the firm’s business changes to allow for remote client access and funds transfer requests, Valkyrie will update the cybersecurity program accordingly by identifying the potential risks involved and implementing the appropriate safeguards to protect the client’s personal information.

Risks Associated with Vendors and Other Third Parties

Valkyrie periodically conducts risk assessments with vendors and other third parties that have access to the Firm’s networks, customer data, and other sensitive information.

Detection of Unauthorized Activity

Employees who believe their terminal or computer systems have been subjected to unauthorized activity, or has otherwise been improperly accessed or used, are required to report the situation to the CCO immediately to determine the course of action.

Valkyrie takes the issue of security seriously. Firm employees who use the technology and information resources of the firm must be aware that they can be disciplined if they violate this policy. Upon violation of this policy, an employee may be subject to discipline up to and including discharge. The specific discipline imposed will be determined by a case-by-case basis, taking into consideration the nature and severity of the violation of the cybersecurity program, prior violations of the policy committed by the individual, state and federal laws and all other relevant information.

In a case where the accused person is not a firm employee, the matter shall be submitted to the CCO. The CCO may refer the information to law enforcement agencies and/or prosecutors for consideration as to whether criminal charges should be filed against the alleged violator(s).

Updates to the Cybersecurity Program

The CCO reviews the cybersecurity program on a periodic basis and updates the program based on changes in the firm’s business, effectiveness of the safeguards, and any additional risk factors that become present. The CCO will inform management of the results of the reviews and any recommendations for improved security arising out of the reviews.

Furthermore, if an incident occurs that is determined to be in violation of the cybersecurity program, there shall be an immediate mandatory post-incident review of events and actions taken, if any, with a view to determining whether any changes in our security practices are required to improve the security of personal information for which the Firm is responsible.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Valkyrie Bitcoin Fund	January 11, 2024	BRRR	The Nasdaq Stock Market, LLC

As of February 29, 2024, there were approximately 48 DTC participating Shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

The Trust made no distributions to Shareholders during the fiscal year ended December 31, 2023. The Trust has no obligation to make periodic distributions to Shareholders.

On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Shares was $520,000.

b) As of December 31, 2023, no Shares of the Trust were registered under the 1933 Act. Accordingly, as of December 31, 2023 there were no proceeds from the sale of registered securities.

c) From October 31, 2023 through December 31, 2023, no Shares were redeemed.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview of the Trust

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations for the Year Ended December 31, 2023

During the year ended December 31, 2023, the Trust had not commenced operations other than matters relating to its organization and the registration of the Shares under the 1933 Act. During this period, the Trust did not issue any Shares and no Shares were outstanding. In addition, the Trust did not purchase any bitcoin or other assets during the year ended December 31, 2023, nor were there disbursements of cash from the Trust during this reporting period. Furthermore, the Trust did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period. The Trust commenced investment operations on January 11, 2024.

Expenses incurred during the year ended December 31, 2023 in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

Cash Resources and Liquidity

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets or to pay expenses not assumed by the Sponsor. To the extent the Trust does not have available cash to facilitate redemptions or pay expenses not assumed by the Sponsor, the Trust will sell bitcoin. When selling bitcoin on behalf of the Trust, the Sponsor endeavors to minimize the Trust’s holdings of assets other than bitcoin. As a consequence, the Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor’s Fee until April 10, 2024, and will of accrue at an annual rate of 0.25% of the Trust’s Bitcoin Holdings beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. See Part I, Item I under the heading “Business –Expenses” for an additional discussion of the Trust’s fees and expenses.

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor’s Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s Bitcoin Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements may not utilize the net asset value of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor will determine at its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for bitcoin, which will be determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through digital asset brokers or dealers, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the digital asset brokers or dealers from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity. Digital asset brokers or dealers may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (each as defined in the FASB ASC Master Glossary). Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The process that the Sponsor has developed for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well-established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates at their sole discretion. Those markets include Binance, Bitstamp, Coinbase, itBit, Kraken, Gemini, and LMAX.  The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 4:00 ET as the principal market price.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of Valkyrie Bitcoin Fund

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Valkyrie Bitcoin Fund (the “Trust”) as of December 31, 2023, and the related statements of operations, changes in net assets and cash flows, including the related notes, for the period December 21, 2023 (date of seed audit) through December 31, 2023 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, and the results of its operations, changes in its net assets and its cash flows for the period December 21, 2023 (date of seed audit) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Cohen & Company, Ltd.

Hunt Valley, Maryland

March 27, 2024

Valkyrie Bitcoin Fund

Statement of Financial Condition

At December 31, 2023

December 31, 2023
Assets
Cash	$0
Total assets	$0

Liabilities
Commitments and contingent liabilities (Note 7)	$0
Total liabilities	0

Net assets	$0

Shares issued and outstanding, no par value, Unlimited shares authorized	0

Net asset value per Share	$0

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Statement of Operations

For the Period December 21, 2023 (date of seed audit) through December 31, 2023

Period Ended December 31, 2023
Expenses
Sponsor’s fee	$0
Total expenses	0
Net investment income (loss)	0

Net realized and change in unrealized gain (loss) on investment	0
Net realized gain (loss) from investment	0
Net change in unrealized gain (loss) on investment	0
Net realized and change in unrealized gain (loss) on investment	0

Net income (loss)	$0

Net income (loss) per share	$0

Weighted average number of shares outstanding	0

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Statement of Changes in Net Assets

For the Period December 21, 2023 (date of seed audit) through December 31, 2023

Period Ended December 31, 2023

Net Assets at December 21, 2023 (date of seed audit)	$0
Creations	0
Redemptions	0
Net investment income (loss)	0
Net realized gain (loss) from investments	0
Net change in unrealized gain (loss) on investments	0
Net Assets at December 31, 2023	$0

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Statement of Cash Flows

For the Period December 21, 2023 (date of seed audit) through December 31, 2023

Period Ended December 31, 2023
Net cash provided by operating activities:
Cash expenses paid	$0
Increase (Decrease) in cash resulting from operations	0
Cash and cash equivalents at beginning of period	0
Cash and cash equivalents at end of period	$0

Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$0
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net realized (gain) loss from investments	0
Net change in unrealized (gain) loss on investments	0
Net cash provided by operating activities	$0

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

December 31, 2023

1. Organization

The Valkyrie Bitcoin Fund (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The Trust has not commenced operations as of December 31, 2023. The Trust has not commenced investment activities nor issued shares. There were no receipts or disbursements of cash since the Trust’s formation. The Trust did not receive any revenue, capital gains or losses, or incur any expenses during this time period and therefore, does not have any performance history.

The trustee is Delaware Trust Company (the “Trustee”). The Trust’s sponsor is Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Sponsor”), which is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the Trust agreement (the “Trust Agreement”) executed by the Sponsor and the Trustee. The Valkyrie Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

The investment objective of the Trust is for the Shares to reflect the performance of the value of a bitcoin as represented by the CME CF Bitcoin Reference Rate- New York Variant (the “Index”), less the Trust’s liabilities and expenses. In seeking to achieve its investment objective, the Trust will hold bitcoin and will value its Shares daily based on the value of bitcoin as reflected by the Index, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges.

The offering of the Trust’s Shares is registered with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Act of 1933.

2. Basis of Presentation and Summary of Significant Accounting Policies

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Trust will cease to be an “emerging growth company” upon the earliest of (i) it having $1.235 billion or more in annual revenues, (ii) at least $700 million in market value of Shares being held by non-affiliates, (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise.

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

(a) Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(b) Investment Transactions

The Trust intends to purchase bitcoin upon the creation of Shares and sell bitcoin upon the redemption of Shares. Transactions will be recorded on a trade-date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions will be determined on a specific identification basis and will be recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized occurred.

(c) Indemnifications

The Sponsor and its affiliates (“Covered Person”) will be indemnified by the Trust and held harmless against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, without fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such indemnified party arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust (including, without limiting the scope of the foregoing, any Participant Agreement) or any actions taken in accordance with the provisions of the Trust Agreement.

The Trustee and any of the officers, directors, employees and agents of the Trustee shall be indemnified by the Trust as primary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor the Sponsor shall be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person.

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

(d) Federal Income Taxes

The Sponsor intends to take the position that the Trust will be treated as a grantor trust under the Internal Revenue Code of 1986, as amended. If so qualified, the Trust will not be subject to U.S. federal income tax to the extent it distributes substantially all of its investment income and capital gains to shareholders. Therefore, no federal income tax provision is required. Rather, a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

3. Investment Valuation and Calculation of Net Asset Value (“NAV”)

GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

Fair Valuation Measurement: FASB established a framework for measuring fair value in accordance with GAAP. Under FASB ASC Topic 820, Fair Value Measurement, various inputs are used in determining the value of investments. The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments. The three levels of inputs of the fair value hierarchy are defined as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, default rates and similar data.

Level 3 — Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Fund’s own assumptions about the assumptions a market participant would use in valuing the asset or liability and would be based on the best information available.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The availability of observable inputs can vary from security to security and is affected by a wide variety of factors, including, for example, the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets, and other characteristics particular to the security. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

The Trust intends to fair value investments for financial statement purposes, categorizing those investments using the hierarchy as described above.

The fair value of bitcoin held by the Trust is determined based on a GAAP-consistent pricing source. The Trust’s NAV is calculated by subtracting all accrued fees, expenses and other liabilities from the fair value of its bitcoin and other assets. The Trust’s NAV per share is calculated by taking the Trust’s NAV divided by the total amount of Shares outstanding.

4. Trust Expenses and Organization Costs

The Trust will pay to the Sponsor a Sponsor’s fee in accordance with the Trust agreement. The Sponsor’s fee shall be included in the Trust agreement prior to the commencement of trading of Shares on the Nasdaq Stock exchange. The Sponsor’s fee will accrue daily by applying an annual rate to the Trust’s bitcoin holdings. As of January 11, 2024, the Sponsor’s fee annual rate is 0.25%. The Sponsor’s fee will be payable in bitcoins at such times as determined in the Sponsor’s sole discretion. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin for costs not included in the Sponsor fee.

The Sponsor is obligated to assume and pay the following fees and expenses of the Trust: the Marketing fee, the Administrator fee, the Custodian fee, the Cash Custodian fee, the Transfer Agent fee, the Trustee fee, applicable license fees, including the licensing fees related to the Index License Agreement, fees and expenses related to trading of Shares on Nasdaq (including marketing, legal and audit fees and expenses), legal expenses, audit fees, regulatory fees, including any fees relating to the registration of the Shares with the SEC, printing and mailing costs and costs of maintaining the Trust’s website.

The Sponsor will also pay the costs of the Trust’s organization. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Fund Services”), an indirect subsidiary of U.S. Bancorp, intends to serve as the Trust’s fund accountant, fund administrator and the transfer agent of the Trust, pursuant to certain fund accounting servicing, fund administration servicing and transfer agent servicing agreements. U.S. Bank N.A., a subsidiary of U.S. Bancorp and parent company of Fund Services, intends to serve as the Fund’s cash custodian pursuant to a custody agreement. Paralel Distributors LLC intends to serve as the Trust’s marketing agent pursuant to a marketing agent agreement.

Coinbase Custody Trust Company, LLC (the “Custodian”) is the initial custodian and Coinbase, Inc., an affiliate of the Custodian, is the prime broker of the Trust.

5. Creation and Redemption of Creation Units

The Trust issues Shares on an ongoing basis, but only in one or more blocks of 5,000 Shares (a “Basket”). The Trust issues Baskets of Shares to certain authorized participants on an ongoing basis and intends to redeem Shares in Baskets on an ongoing basis from Authorized Participants.

Authorized participants are the only persons that may place orders to create and redeem Baskets. Authorized participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) Depository Trust Company participants.

Authorized participants pay the transfer agent a fee for each order they place to create or redeem one or more Baskets. In addition, an authorized participant is required to reimburse the Trust or the Sponsor, as applicable, for any operational processing and brokerage costs, transfers fees, network fees, stamp taxes and part or all of the spread between the expected bid and offer side of the market related to the bitcoin being purchased or sold in connection with such order (the “Execution Charges”, and collectively with the Transfer Agent Fee, the “Transaction Fees”). The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor.

6. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

7. Commitments and Contingencies

There are no commitments or contingencies required to be disclosed as of December 31, 2023.

8. Subsequent Events

The Trust commenced operations on January 11, 2024.

The Sponsor has agreed to waive Sponsor fees for the initial three months of the Trust’s operations, through April 10, 2024.

On March 15, 2024, the Trust entered into an agreement with CoinShares Co., a Delaware corporation, to act as Co-Sponsor of the Trust in an advisory capacity. In connection with adding CoinShares Co. as Co-Sponsor of the Trust, the Trust Agreement was amended. CoinShares Co. is a wholly owned subsidiary of CoinShares International Limited, a Jersey company.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements. On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Shares was $520,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Chief Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is a wholly-owned subsidiary of Valkyrie Investments Inc.

Background and Principals

The President and Treasurer of the Sponsor are as follows:

Leah Wald, Chief Executive Officer. Leah Wald is an economist with expertise in asset management focused on value investing. Formerly, she was a Partner at Lucid Investment Strategies, an asset management firm that specialized in cryptocurrency investments. Ms. Wald worked at the World Bank Group and co-founded Veterati, a mentorship platform assisting unemployed and transitioning U.S. veterans to secure meaningful employment. Ms. Wald co-authored the book Hyperwave Theory: The Rogue Waves of Financial Markets. Ms. Wald has a BA in International Political Economy and an MSc in Management specializing in International Business from IE Business School. Ms. Wald studied political economics abroad at multiple universities and served as a research assistant to the Director of the University of Cambridge’s Lauterpacht Centre for International Law where she researched and coded algorithms for a dataset examining the role of arbitrator background for outcomes in international investment arbitration. Ms. Wald serves on the board of directors of Cypherpunk Holdings Inc.

Steven McClurg, Chief Investment Officer. Steven McClurg has considerable finance and fintech experience. Most recently, Mr. McClurg founded Theseus Capital, a Blockchain-powered asset management platform, followed by joining Blockchain-focused merchant bank, Galaxy Digital, where he continued as Managing Director, building their asset management and public funds businesses. Most relevant, Mr. McClurg was a Managing Director at Guggenheim Partners, where he was a portfolio manager and responsible for portfolio construction and strategy for fixed income and private equity. He also has experience in leadership roles in technology companies such as Electronic Arts. Mr. McClurg holds a Master of Science and an MBA from Pepperdine University, where he has served as an adjunct professor.

Family Relationships

There are no family relationships among our executive officers.

Indemnification

The general fiduciary duties that would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), will be replaced entirely by the terms of the Trust Agreement (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under this Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has not adopted a code of ethics (“Code of Ethics”) as it is not required to do so under applicable laws, rules and regulations. All employees of the Sponsor are subject to and required to comply with the Code of Ethics of Valkyrie Funds LLC, an affiliate of the Sponsor. The Code of Ethics of Valkyrie Funds LLC is available on the Trust’s website at www.valkyrieinvest.com/BRRR.

Item 11. Executive Compensation.

The Trust have no employees or directors and are managed by the Sponsor.  None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a monthly Sponsor’s Fee from the Trust equal a unified fee of 0.25% of the Trust’s Bitcoin Holdings. The Sponsor has irrevocably waived the Sponsor’s Fee until April 10, 2024. No Sponsor’s Fee was accrued or paid during the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4).  Fees for services performed by Cohen & Company, Ltd. (“Cohen”) for the year ended December 31, 2023 were as follows:

Year Ended December 31, 2023
Audit Fees	$17,000
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
Total:	$17,000

Audit fees for the year ended December 31, 2023 consist of fees paid to Cohen for the audit of the Trust’s December 21, 2023 financial statements included in the Trust’s Registration Statement on Form S-1 under the 1933 Act, for the December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

(5) The Sponsor approved all of the services provided by Cohen described above.  The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	For a list of the financial statements included herein, see Index to the Financial Statements on page 28 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Exhibit Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

4.1**	Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2**	First Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3*	Description of the Shares

10.1**	Coinbase Prime Broker Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.2**	Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1)

10.3**	Coinbase Post-Trade Financing Agreement (included as Exhibit C in Exhibit 10.1)

10.4**	Trust Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.5**	Transfer Agency and Services Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.6**	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

10.7**	Trust Accounting Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.8**	Cash Custody Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.9**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.11**	Secondary Index License Agreement, incorporated by reference to Exhibit 10.11 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 9, 2024

10.12**	Sponsor Agreement, incorporated by reference to Exhibit 10.12 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2024

10.13**	Fee Waiver Agreement, incorporated by reference to Exhibit 10.13 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 9, 2024

10.14**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.14 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on February 1, 2024

10.15**	Co-Sponsor Agreement, incorporated by reference to Exhibit 10,15 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Erroneously Awarded Incentive-Based Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

VALKYRIE BITCOIN FUND

Date: March 27, 2024	By:	/s/ Leah Wald
	Name:	Leah Wald
	Title:	President (Principal Executive Officer)

VALKYRIE BITCOIN FUND

Date: March 27, 2024	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Investment Officer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Valkyrie Digital Assets LLC, the Sponsor of the Registrant.