Form 10-Q
period 2024-03-31
Valkyrie Bitcoin Fund
filed 2024-05-14
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41909

Valkyrie Bitcoin Fund

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Seven Springs Way, Suite 250 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 255-9743

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of Valkyrie Bitcoin Fund	BRRR	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of April 26, 2024, the Registrant had 26,860,000 Shares outstanding.

ii

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Statements of Financial Condition at March 31, 2024 (unaudited) and December 31, 2023

Schedule of Investment at March 31, 2024 (unaudited)

Unaudited Statement of Operations for the three months ended March 31, 2024

Unaudited Statement of Changes in Net Assets for the three months ended March 31, 2024

Notes to Financial Statements

Valkyrie Bitcoin Fund

Statements of Financial Condition

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investment in bitcoin, at fair value (cost $452,528,788 and $0 at March 31, 2024 and December 31, 2023, respectively)	$543,202,627	$0
Receivables:
Trust shares sold	6,018,633	0
Total assets	549,221,260	$0

Liabilities
Bitcoin purchased payable	$6,023,272	$0
Total liabilities	$6,023,272	$0

Net assets	$543,197,988	$0

Shares issued and outstanding, no par value, Unlimited shares authorized	27,075,000	0

Net asset value per Share	$20.06	$0

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Schedule of Investment

March 31, 2024(a)	Bitcoin	Cost	Fair Value	% of Net Assets
(Unaudited)
Investment in bitcoin	7,676	$452,528,788	$543,202,627	100.0%
Total investment		$452,528,788	$543,202,627	100.0%
Other assets and liabilities, net			(4,639)	0.0	%(b)
Net Assets			$543,197,988	100.0%

(a)	No comparative schedules of investment have been provided as the Trust did not hold bitcoin as of December 31, 2023.
(b)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Statement of Operations

For the Three Months Ended March 31, 2024(a) (Unadited)
Expenses
Sponsor’s fee (Note 4)	$114,185
Less: Sponsor fee waiver	(114,185)
Total expenses	0
Net investment income (loss)	0

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	0
Net change in unrealized gain (loss) on investment	90,673,839
Net realized and change in unrealized gain (loss) on investment	90,673,839

Net income (loss)	$90,673,839

Net income (loss) per share	$7.40

Weighted average number of shares outstanding	12,253,642

(a)	No comparative statements of operations have been provided as the Trust had not to commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Statement of Changes in Net Assets

For the three months ended March 31, 2024

For the Three Months Ended March 31, 2024(a) (Unaudited)
Net Assets – Beginning of Period	$0
Creations	452,597,587
Redemptions	(73,438)
Net investment income (loss)	0
Net realized gain (loss) from investment	0
Net change in unrealized gain (loss) on investment	90,673,839
Net Assets – End of Period	$543,197,988

(a)	No comparative statements of changes in net assets have been provided as the Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

Valkyrie Bitcoin Fund

Notes to the Unaudited Financial Statements

March 31, 2024

1.Organization

The Valkyrie Bitcoin Fund (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is Delaware Trust Company (the “Trustee”). The Trust’s sponsor is Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Sponsor”), which is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the Trust agreement (the “Trust Agreement”) executed by the Sponsor and the Trustee. The Valkyrie Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

The investment objective of the Trust is for the Shares to reflect the performance of the value of a bitcoin as represented by the CME CF Bitcoin Reference Rate - New York Variant (the “Index”), less the Trust’s liabilities and expenses. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the value of bitcoin as reflected by the Index, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges.

The offering of the Trust’s Shares is registered with the Securities and Exchange Commission (“SEC”) in accordance with the Securities Act of 1933.

2.Basis of Presentation and Summary of Significant Accounting Policies

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

(b) Investment in Bitcoin

The Trust purchases bitcoin upon the net creation of Shares and sells bitcoin upon the net redemption of Shares. Transactions are recorded on a trade-date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and are recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized occurred.

The Trust utilizes an exchange traded price from the principal market for bitcoin as of 4:00 p.m. ET on the Trust’s financial statement measurement date to value the bitcoin held by the Trust. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third party vendor daily based on its consideration of several exchange characteristics, including the volume and frequency of trades.

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

3.Investment Valuation and Calculation of Net Asset Value (“NAV”)

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

Level 3 — Unobservable inputs for the asset or liability, to the extent relevant observable inputs are not available; representing the Trust’s own assumptions about the assumptions a market participant would use in valuing the asset or liability and would be based on the best information available.

The following table presents information about the Trust’s assets and liabilities measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total

Bitcoin	$543,202,627	—	—	$543,202,627
Total Investments	$543,202,627	—	—	$543,202,627

There were no transfers between Level 1 and other Levels for the three months ended March 31, 2024. The Trust held no bitcoin as of December 31, 2023

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

The Trust fair values investments for financial statement purposes, categorizing those investments using the hierarchy as described above.

The fair value of bitcoin held by the Trust is determined based on a GAAP-consistent pricing source. The Trust’s NAV is calculated by subtracting all accrued fees, expenses and other liabilities from the fair value of its bitcoin and other assets. The Trust’s NAV per share is calculated by taking the Trust’s NAV divided by the total amount of Shares outstanding.

4.Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee in accordance with the Trust agreement. The Sponsor’s fee accrues daily by applying an annual rate of 0.25% to the Trust’s bitcoin holdings. The Sponsor’s fee will be payable in bitcoins at such times as determined in the Sponsor’s sole discretion. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin for costs not included in the Sponsor fee.

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

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“Fund Services”), an indirect subsidiary of U.S. Bancorp, serves as the Trust’s fund accountant, fund administrator and the transfer agent of the Trust, pursuant to certain fund accounting servicing, fund administration servicing and transfer agent servicing agreements. U.S. Bank N.A., a subsidiary of U.S. Bancorp and parent company of Fund Services, serves as the Trust’s cash custodian pursuant to a custody agreement.

Paralel Distributors LLC serves as the Trust’s marketing agent pursuant to a marketing agent agreement.

Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc. (the “Custodians”) are custodians and Coinbase, Inc., an affiliate of the Custodian, is the prime broker of the Trust.

5.Creation and Redemption of Creation Units

The Trust issues Shares on an ongoing basis, but only in one or more blocks of 5,000 Shares (a “Basket”). The Trust issues Baskets of Shares to certain authorized participants on an ongoing basis and redeems Shares in Baskets on an ongoing basis from Authorized Participants.

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

Activity in the number and value of Shares created and redeemed for the three months ended March 31, 2024 are as follows:

	Number of Shares	Value of Shares

Creations	27,080,000	$452,597,587
Redemptions	(5,000)	$(73,438)
Net change in Shares created and redeemed	27,075,000	$452,524,149

6.Investment Transactions

For the three months ended March 31, 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases	Sales
$452,528,788	$0

7.Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Sponsor agreed to waive Sponsor fees for the initial three months of the Trust’s operations, through April 10, 2024. For the three months ended March 31, 2024, the Trust incurred $114,185 in Sponsor fees, of which, $114,185 was waived by the Sponsor.

On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00. Delivery of these Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of these Shares was $520,000.

On March 15, 2024, the Trust entered into an agreement with CoinShares Co., a Delaware corporation, to act as Co-Sponsor of the Trust in an advisory capacity. In connection with adding CoinShares Co. as Co-Sponsor of the Trust, the Trust Agreement was amended. CoinShares Co. is a wholly owned subsidiary of CoinShares International Limited, a Jersey company.

Effective June 14, 2024 (the “Effective Date”), Valkyrie Digital Assets LLC shall withdraw as Sponsor to the Trust. Pursuant to Section 6.9 of the Trust Agreement, on the Effective Date of the Sponsor’s withdrawal as Sponsor to the Trust, CoinShares Co. shall automatically and without further action by the Sponsor, Trustee or the Shareholders (as defined in the Trust Agreement) become the successor Sponsor and shall have all the powers, rights, duties and obligations of the Sponsor under the Trust Agreement.

8.Commitments and Contingencies

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote.

9. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period from January 10, 2024 (the initial share purchase date) through March 31, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Fiancial Highlights (Unaudited)

For the period January 10, 2024 through March 31, 2024

Period Ended March 31, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$13.00
Net investment income (loss)	0
Net realized and change in unrealized Gain (loss)	7.06
Net income (loss)	7.06
Net asset value per Share, end of period	$20.06
Market Value per Share, beginning of period	$13.00
Market Value per Share, end of period	$20.13
Ratio to average net assets
Net investment income (loss) (1)	0.00%
Gross expenses (1)	0.25%
Net expenses (1) (3)	0.00%
Total return, at net asset value (2)	54.31%
Total return, at market value (2)	54.85%
(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.25%

10.Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no events other than those described in Note 7 requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

This Quarterly Report contains “forward-looking statements” with respect to the Trust’s financial conditions, results of operations, plans, objectives, future performance and business. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions (for bitcoin and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based on certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

●	the special considerations discussed in this Quarterly Report;

●	general economic, market and business conditions;

●	the use of technology by us and our vendors, including the Custodians, in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;

●	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

●	the costs and effects of any litigation or regulatory investigations;

●	our ability to maintain a positive reputation; and

●	other world economic and political developments.

Consequently, all the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Should one or more of these risks discussed in the Quarterly Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Overview of the Trust

The Valkyrie Bitcoin Fund (the “Trust”) is a Delaware statutory trust formed on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). Valkyrie Digital Assets LLC is the sponsor of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC and BitGo Trust Company are the custodians of the Trust’s bitcoin (each a “Custodian” and collectively, the “Custodians”), Coinbase, Inc., an affiliate of the Custodian, is the prime broker of the Trust (the “Coinbase Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, dated December 28, 2023, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it does so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was January 11, 2024. The Trust has not had any operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

On March 15, 2024, CoinShares Co. was appointed as the co-sponsor of the Trust (the “Co-Sponsor”). The Co-Sponsor serves in an advisory capacity to the Trust and the Sponsor. The Trust does not compensate the Co-Sponsor for its services. On April 15, 2024, the Sponsor provided notice that it will withdraw as sponsor to the Trust effective June 14, 2024. Upon the Sponsor’s withdrawal, the Co-Sponsor will automatically and without further action by the Sponsor, the Trustee or the Shareholders become the successor Sponsor and shall have all the powers, rights and obligations of the Sponsor under the Trust Agreement.

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

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the value of bitcoin as reflected by the Index, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same six bitcoin exchanges, which is the underlying rate to determine settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. There can be no assurance that the Trust will achieve its investment objective. The Sponsor is authorized under the Trust Agreement to substitute an alternative index, reference rate, or other methodology for valuing bitcoin for the Index for purposes of the Trust’s investment objective and valuation policies at its sole discretion and without Shareholder approval. The Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin.

Information About Bitcoin, Bitcoin Markets and Regulation of Bitcoin

This section of the Quarterly Report provides a more detailed description of bitcoin, including information about the historical development of bitcoin, how a person holds bitcoin, how to use bitcoin in transactions, how to trade bitcoin, the “exchange” market where bitcoin can be bought, held and sold, the bitcoin OTC market and bitcoin mining.

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

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 3.125 bitcoin per block; the reward decreased from twenty-five (25) bitcoin in July 2016, 12.5 in May 2020 and 6.25 in April 2024. It is estimated to halve again in 2028. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of March 31, 2024, approximately 19.67 million bitcoin have been mined.

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

Authorized Participants have the option of purchasing and selling bitcoin used in Basket transactions with the Trust either on bitcoin trading platforms, in the OTC markets or in direct bilateral transactions. OTC trading and direct transactions of bitcoin are generally accomplished via bilateral agreements on a principal-to-principal basis. All risks and issues related to creditworthiness are between the parties directly involved in the transaction.

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

Custody of the Trust’s Assets

Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”) and BitGo Trust Company, Inc. (“BitGo” and collectively with Coinbase Custody, the “Custodians”) custodies of all of the Trust’s bitcoin, other than that which may be maintained in a trading account (the “Trading Account”) with Coinbase, Inc. (the “Coinbase Prime Broker,” which is an affiliate of the Coinbase Custodian), in accounts that are required to be segregated from the assets held by the Custodians as principal and the assets of its other customers (the “Vault Accounts”). The Custodians keep all of the private keys associated with the Trust’s bitcoin held by the Custodians in the Vault Accounts in “cold storage,” which refers to a safeguarding method by which the private keys corresponding to the Trust’s bitcoins are generated and stored in an offline manner using computers or devices that are not connected to the Internet, which is intended to make them more resistant to hacking.

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

Other than the bitcoin held with the Coinbase Prime Broker in the Trading Account, the Sponsor allocates the Trust’s bitcoin between Vault Accounts at the Coinbase Custodian and BitGo. In determining the amount and percentage of the Trust’s bitcoin to allocate to each Vault Account, the Sponsor considers (i) the concentration of the Trust’s bitcoin at each Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Custodian, (iii) the insurance policies of each Custodian, (iv) the fees and expenses associated with the storage of the Trust’s bitcoin at each Custodian, (v) the fees and expenses associated with the transfer to or from the Vault Account at each Custodian, (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s bitcoin held at either The Coinbase Custodian or BitGo, and the Sponsor may change the allocation between the Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of bitcoin between the Vault Accounts at each Custodian are borne by the Sponsor, not the Trust or the Shareholders. Any transfer of bitcoin between the Vault Accounts at each Custodian occurs “on-chain” over the Bitcoin Network. On-chain transactions are subject to all of the risks of the Bitcoin Network, including the risk that transactions will be made erroneously and are generally irreversible.

Use of the CME CF Bitcoin Reference Rate – New York Variant

The Trust determines the Bitcoin Index Price and value its Shares daily based on the value of bitcoin as reflected by the Index. The Index is calculated daily and aggregates the notional value of bitcoin trading activity across major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the BRR, including utilizing the same constituent bitcoin exchanges, which is the underlying rate to determine the settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. The Index is designed based on the IOSCO Principals for Financial Benchmarks. The administrator of the Index is CF Benchmarks Ltd. (the “Benchmark Administrator”). The Trust also uses the Bitcoin Index Price to calculate its “Bitcoin Holdings,” which is the aggregate U.S. dollar value of bitcoins in the Trust, based on the Bitcoin Index Price, less its liabilities and expenses. “Bitcoin Holdings per Share” is calculated by dividing Bitcoin Holdings by the number of Shares currently outstanding. Bitcoin Holdings and Bitcoin Holdings per Share are not measures calculated in accordance with GAAP. Bitcoin Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Bitcoin Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

The Index was created to facilitate financial products based on bitcoin. It serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (BTC-USD), calculated as of 4 p.m. ET. The Index, which has been calculated and published since February 28, 2022, aggregates the trade flow of several bitcoin exchanges, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the Index is calculated based on the “Relevant Transactions” .

Calculation of NAV

General

The Shares are valued on a daily basis as of 4:00 p.m. ET. The value of bitcoin held by the Trust is determined based on the fair market value price for bitcoin determined by the Benchmark Administrator.

The Trust’s NAV is calculated by:

●	taking the current market value of its bitcoin (determined as set forth below) and any other; and assets;

●	subtracting any liabilities (including accrued by unpaid expenses).

The Trust’s NAV per Share is calculated by taking the Trust’s NAV and dividing it by the total amount of Shares outstanding.

The Trust uses the Index to calculate a per-bitcoin value in U.S. dollars (the “Bitcoin Index Price”). The bitcoin held by the Trust is typically valued based on the Bitcoin Index Price. The Administrator calculates the NAV of the Trust once each business day. The end-of-day bitcoin price is calculated using the Bitcoin Index Price as of 4:00 p.m. ET. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. ET and almost always by 8:00 p.m. ET). The pause after 4:00 p.m. ET provides an opportunity for the Sponsor to detect, flag, investigate, and correct unusual pricing should it occur. If the Sponsor determines in good faith that the Index does not reflect an accurate bitcoin price, then the Sponsor will instruct the Benchmark Administrator to employ an alternative method to determine the fair value of the Trust’s assets. The CME CF Bitcoin Reference Rate - New York Variant shall constitute the Index, but if the Index is not available or the Sponsor at its sole discretion determines the Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued in accordance with the fair value policies approved by the Sponsor.

A Fair Value Event value determination will be based on all available factors that the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models.

Fair value policies approved by the Sponsor seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued. In the instance of a Fair Value Event, the Trust and the Sponsor have licensed of use of the Lukka Prime Reference Rate as the initial secondary index (the “Secondary Index”). If the Secondary Index is not available or the Sponsor at its sole discretion determines the Secondary Index is unreliable, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date would be utilized. In the event the principal market price is not available or the Sponsor at its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgement to determine a good faith estimate of fair value.

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

Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Shares being created or redeemed, the amount of which is based on the value of the bitcoin attributable to each Share of the Trust (net of accrued but unpaid Sponsor’s Fees and any accrued but unpaid expenses or liabilities) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received. The Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust conducts its bitcoin purchase and sale transactions as described above under the heading “Activities of the Trust – Purchases and Sales of Bitcoin.”

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Shares and for the delivery of the cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets (the “Transfer Agent Fee”). In addition, an Authorized Participant is responsible for any operational processing and brokerage costs, transfer fees, financing fees, network fees and stamp taxes incurred in connection with the satisfaction of any creation or redemption orders (the “Execution Charges,” and collectively with the Transfer Agent Fee, the “Transaction Fees”). The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants (or their designees) who make deposits of cash with the Trust in exchange for Shares receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

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

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The following description of the procedures for the creation and redemption of Baskets is only a summary and a Shareholder should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail. The Trust Agreement and the form of Authorized Participant Agreement are filed as exhibits to this Quarterly Report.

Authorized Participants place orders through the Transfer Agent. The Transfer Agent coordinates with the Trust’s Cash Custodian in order to facilitate settlement of the Shares and cash as described in more detail in the “—Creation Procedures” and “—Redemption Procedures” sections below.

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

To the extent not held to facilitate redemption orders or pay the Trust’s expenses, the Sponsor uses cash proceeds received in connection with Cash Creation Orders to purchase bitcoin and deposit it in the Vault Accounts with the Custodians. Bitcoin held in the Vault Accounts is the property of the Trust and is only transferred outside the Vault Accounts or sold in connection with creation and redemption transactions or to pay the Trust’s expenses and liabilities. The Trust’s bitcoin is not leased, loaned or used as collateral for any loan, margin, rehypothecation or similar activities. Expenses related to the acquisition of bitcoin in connection with a creation order and transfer of acquired bitcoin to the Vault Accounts are not the responsibility of the Trust.

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

To the extent there is a difference between the price actually paid by the Trust to acquire a Basket worth of bitcoin in the creation process compared to the cash value of the Basket (i.e., if there is a difference between the amount paid by the Trust to purchase the requisite amount of bitcoin and the valuation of bitcoin as part of the Trust’s NAV calculation), that difference is also charged to the creating Authorized Participant.

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

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by the close of Regular Trading Hours on the Exchange or an earlier time as determined and communicated by the Sponsor and its agent. A redemption order is effective on the date it is received by the Transfer Agent (“Redemption Order Date”).

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

To the extent there is a difference between the price actually received by the Trust to sell a Basket worth of bitcoin in the redemption process compared to the cash value of the Basket (i.e., if there is a difference between the amount received by the Trust to sell the requisite amount of bitcoin and the Trust’s NAV calculation), that difference is also the responsibility of the redeeming Authorized Participant. Expenses related to the sale of bitcoin in connection with a redemption order and transfer of bitcoin from the Vault Accounts are not be the responsibility of the Trust.

Determination of Redemption Distribution

The redemption distribution from the Trust consists of a transfer to the redeeming Authorized Participant or its designee of an amount of cash that is determined in the same manner as the determination of Basket Deposits discussed above. The Authorized Participant is responsible for all expenses related to the sale of bitcoin in connection with a redemption order.

Delivery of Redemption Distribution

Once the Transfer Agent notifies the Custodians, the Cash Custodian, the Marketing Agent and the Sponsor that the Shares have been received in the Transfer Agent’s DTC account, the Administrator instructs the Cash Custodian to transfer the cash amount from the Cash Account to the designee of the Authorized Participant. For a Cash Redemption Order, the redemption distribution due from the Trust is sent by the Cash Custodian to the Authorized Participant or its designee on the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor, following the Redemption Order Date if, by 4:00 p.m. ET, on such business day, the Transfer Agent’s DTC account has been credited with the Baskets to be redeemed. If the Transfer Agent’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution will be cancelled or delayed until such time as the Transfer Agent confirms receipt of all such Shares.

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

Secondary Market Transactions

As noted, the Trust creates and redeems Shares from time to time, but only in one or more Baskets. The creation and redemption of Shares are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash determined as described above.

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

Results of Operations for the Period Ended March 31, 2024

The Trust’s net asset value increased from $0 at December 31, 2023 to $543,197,988 at March 31, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 0 at December 31, 2023 to 27,075,000 at March 31, 2024 as a result of 27,080,000 Shares being created (5,416 Baskets) and 5,000 Shares (1 Basket) being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 54.3% from $45,823 at January 10, 2024, the date of the Trust’s initial bitcoin purchase, to $70,764 at March 31, 2024.

The net asset value per Share increased 54.3% from $13.00 at January 10, 2024 to $20.06 at March 31, 2023.

The net asset value per Share of $20.73 at March 13, 2024 was the highest during the quarter, compared with a low of $11.12 at January 23, 2024.

The increase in net assets from operations for the quarter ended March 31, 2021 was $90,673,839, resulting from a change in unrealized gain on the Trust’s bitcoin investment.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor contractually waived the Sponsor’s Fee until April 10, 2024, and has and will continue to accrue at an annual rate of 0.25% of the Trust’s Bitcoin Holdings beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

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

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements may not utilize the net asset value of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the FASB Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines at its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Although the Trust may, from time to time, be involved in litigation arising out of their operations in the normal course of business or otherwise, the Trust is currently not a party to any pending legal proceedings.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Shares was $520,000.

(b)	The original registration statement on Form S-1 registering an indeterminate amount of common shares of beneficial interest, or “Shares,” of the Valkyrie Bitcoin Fund (File No. 333-252344) was declared effective on January 10, 2024. From January 10, 2024 (the commencement of the offering) through March 31, 2024, 27,080,000 Shares of the Trust were sold at an aggregate offering price of $ 452,597,587. The offering proceeds were invested in bitcoin in accordance with the Trust’s investment objective stated in the prospectus.

(c)	In connection with redemptions of baskets held by an Authorized Participant, BRRR redeemed 1 basket (comprising 5,000 Shares) during the three months ended March 31, 2024 at a price per Share of $14.69. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended March 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2024	0	$0.00
February 2024	1	14.69
March 2024	0	0.00
Total	1	$14.69

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended March 31, 2024.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

VALKYRIE BITCOIN FUND

Date: May 14, 2024	By:	/s/ Leah Wald
	Name:	Leah Wald
	Title:	President (Principal Executive Officer)

VALKYRIE BITCOIN FUND

Date: May 14, 2024	By:	/s/ Steven McClurg
	Name:	Steven McClurg
	Title:	Chief Investment Officer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Valkyrie Digital Assets LLC, the Sponsor of the Registrant.