Form 10-Q
period 2024-06-30
CoinShares Valkyrie Bitcoin Fund
filed 2024-08-09
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _____

Commission File Number 001-41909

CoinShares Valkyrie Bitcoin Fund

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Seven Springs Way, Suite 250 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 255-9743

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of CoinShares Valkyrie Bitcoin Fund	BRRR	The Nasdaq Stock Market, LLC

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

As of July 25, 2024, the Registrant had 31,335,000 Shares outstanding.

ii

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Statements of Financial Condition at June 30, 2024 (unaudited) and December 31, 2023

Schedule of Investment at June 30, 2024 (unaudited)

Unaudited Statements of Operations for the three and six months ended June 30, 2024

Unaudited Statements of Changes in Net Assets for the three and six months ended June 30, 2024

Notes to the Financial Statements (unaudited)

CoinShares Valkyrie Bitcoin Fund

Statements of Financial Condition

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Investments in bitcoin, at fair value (cost $510,179,338 and $0 at June 30, 2024 and December 31, 2023, respectively)	$518,424,674	$0
Total assets	$518,424,674	$0

Liabilities
Sponsor fees payable	$111,235	$0
Total liabilities	$111,235	$0

Net assets	$518,313,439	$0

Shares issued and outstanding, no par value, Unlimited shares authorized	29,545,000	0

Net asset value per Share	$17.54	$0

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Schedule of Investment

June 30, 2024(a)	Bitcoin	Cost	Fair Value	% of Net Assets
(Unaudited)
Investment in bitcoin	8,374	$510,179,338	$518,424,674	100.0%
Total investment		$510,179,338	$518,424,674	100.0%
Other assets and liabilities, net			(111,235)	(0.0	)%(b)
Net Assets			$518,313,439	100.0%

(a)	No comparative schedules of investment have been provided as the Trust did not hold bitcoin as of December 31, 2023.
(b)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Statements of Operations

	For the Three Months Ended June 30, 2024 (Unaudited)(a)	For the Six Months Ended June 30, 2024 (Unaudited)(a)
Expenses
Sponsor fee (Note 4)	$333,163	$447,348
Less: Sponsor fee waiver	(42,682)	(156,867)
Total expenses	290,481	290,481
Net investment income (loss)	(290,481)	(290,481)

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	12,977,021	12,977,021
Net change in unrealized gain (loss) on investment	(82,428,503)	8,245,336
Net realized and change in unrealized gain (loss) on investment	(69,451,482)	21,222,357

Net income (loss)	$(69,741,963)	$20,931,876

Net income (loss) per share	$(2.43)	$1.00

Weighted average number of shares outstanding	28,752,088	20,982,471

(a)	No further comparative statements of operations have been provided as the Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Statements of Changes in Net Assets

	Three Months Ended June 30, 2024 (Unaudited)(a)	Six Months Ended June 30, 2024 (Unaudited) (a)
Net Assets – Opening Balance	$543,197,988	$0
Creations	90,486,483	543,084,070
Redemptions	(45,629,069)	(45,702,507)
Net investment income (loss)	(290,481)	(290,481)
Net realized gain (loss) from investment	12,977,021	12,977,021
Net change in unrealized gain (loss) on investment	(82,428,503)	8,245,336
Net Assets – Ending Balance	$518,313,439	$518,313,439

(a)	No further comparative statements of changes in net assets have been provided as the Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Notes to the Financial Statements (Unaudited)

June 30, 2024

1. Organization

CoinShares Valkyrie Bitcoin Fund, formerly known as Valkyrie Bitcoin Fund (the “Trust”), was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the Trust Agreement, as amended (the “Trust Agreement”), executed by the Initial Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The Trust utilizes an exchange traded price from the principal market for bitcoin as of 4:00 p.m. ET on the Trust’s financial statement measurement date to value the bitcoin held by the Trust. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including the volume and frequency of trades.

(c) Indemnifications

The Sponsor and its affiliates (each a “Covered Person”) will be indemnified by the Trust and held harmless against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, without fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such indemnified party arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust (including, without limiting the scope of the foregoing, any Participant Agreement) or any actions taken in accordance with the provisions of the Trust Agreement.

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

The following table presents information about the Trust’s assets and liabilities measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Bitcoin	$518,424,674	—	—	$518,424,674
Total Investments	$518,424,674	—	—	$518,424,674

There were no transfers between Level 1 and other Levels for the six months ended June 30, 2024.

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

4. Trust Expenses

The Trust pays to the Sponsor a Sponsor fee (the “Sponsor Fee”) in accordance with the Trust Agreement. The Sponsor Fee accrues daily by applying an annual rate of 0.25% to the Trust’s bitcoin holdings. The Sponsor Fee will be payable in bitcoins at such times as determined in the Sponsor’s sole discretion. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin for costs not included in the Sponsor Fee.

The Sponsor is obligated to assume and pay the following fees and expenses of the Trust: the Marketing Agent fee, the Administrator fee, the Custodian fee, the Cash Custodian fee, the Transfer Agent fee, the Trustee fee, applicable license fees, including the licensing fees related to the Index License Agreement, fees and expenses related to trading of Shares on Nasdaq (including marketing, legal and audit fees and expenses), legal expenses, audit fees, regulatory fees, including any fees relating to the registration of the Shares with the SEC, printing and mailing costs and costs of maintaining the Trust’s website.

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

Paralel Distributors LLC (the “Marketing Agent”) serves as the Trust’s marketing agent pursuant to a marketing agent agreement.

Coinbase Custody Trust Company, LLC and BitGo Trust Company, Inc. (the “Custodians”) are custodians of the Trust.

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

Activity in the number and value of Shares created and redeemed for the six months ended June 30, 2024 are as follows:

	Number of Shares	Value of Shares
Creations	32,040,000	$543,084,070
Redemptions	(2,495,000)	$(45,702,507)
Net change in Shares created and redeemed	29,545,000	$497,381,563

6. Investment Transactions

For the six months ended June 30, 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases	Sales
$543,007,288	$45,804,971

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the six months ended June 30, 2024, the Trust incurred $447,348 in Sponsor Fees, of which, $156,867 was waived by the Initial Sponsor.

On January 10, 2024, Valkyrie Funds LLC, at such time an affiliate of the Initial Sponsor, purchased 40,000 Shares at a per-Share price of $13.00. Delivery of these Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of these Shares was $520,000.

On March 15, 2024, the Trust entered into an agreement with CoinShares Co., a Delaware corporation, to act as Co-Sponsor of the Trust in an advisory capacity. Effective June 14, 2024 (the “Effective Date”), the Initial Sponsor withdrew as Co-Sponsor to the Trust. Pursuant to Section 6.9 of the Trust Agreement, on the Effective Date of the Initial Sponsor’s withdrawal as Co-Sponsor to the Trust, CoinShares Co. automatically and without further action by the Co-Sponsor, Trustee or the Shareholders (as defined in the Trust Agreement) became the successor Sponsor and has all the powers, rights, duties and obligations of the Sponsor under the Trust Agreement.

As of June 30, 2024, affiliates of the Sponsor own 18,140,000 Shares of the Trust.

8. Commitments and Contingencies

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

9. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended June 30, 2024 and the period from January 10, 2024 (the initial share purchase date) through June 30, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended June 30, 2024 and the period January 10, 2024 through June 30, 2024

	Three Months Ended June 30, 2024	Period Ended June 30, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$20.06	$13.00
Net investment income (loss)	(0.01)	(0.01)
Net realized and change in unrealized Gain (loss)	(2.51)	4.55
Net income (loss)	(2.52)	4.54
Net asset value per Share, end of period	$17.54	$17.54
Market Value per Share, beginning of period	$20.13	$13.00
Market Value per Share, end of period	$16.99	$16.99
Ratio to average net assets
Net investment income (loss)(1)	(0.22)%	(0.16)%
Gross expenses(1)	0.25%	0.25%
Net expenses(1)(3)	0.22%	0.16%
Total return, at net asset value(2)	(12.56)%	34.92%
Total return, at market value(2)	(15.60)%	30.69%

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.03% and 0.09%

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Overview of the Trust

CoinShares Valkyrie Bitcoin Fund, formerly Valkyrie Bitcoin Fund (the “Trust”), is a Delaware statutory trust formed on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. As of June 30, 2024, CoinShares Co. is the sponsor of the Trust, and Delaware Trust Company is the trustee of the Trust (the “Trustee”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

Shares of the Trust trade on Nasdaq under the ticker symbol BRRR.

The Sponsor maintains a website (www.valkyrieinvest.com/BRRR), through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objectives

The investment objective of the Trust is for the Shares to reflect the performance of the value of a bitcoin as represented by the CME CF Bitcoin Reference Rate – New York Variant (the “Index”), less the Trust’s liabilities and expenses.

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the value of bitcoin as reflected by the Index, which is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same bitcoin exchanges, which is the underlying rate to determine settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. There can be no assurance that the Trust will achieve its investment objective. The Sponsor is authorized under the Trust Agreement to substitute an alternative index, reference rate, or other methodology for valuing bitcoin for the Index for purposes of the Trust’s investment objective and valuation policies at its sole discretion and without Shareholder approval. The Shares are designed to provide investors with a cost-effective and convenient way to invest in bitcoin.

Valuation of Bitcoin; Use of the CME CF Bitcoin Reference Rate – New York Variant

On each day other than a Saturday or a Sunday, or a day on which Nasdaq is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR.

Results of Operations for the Period Ended June 30, 2024

The Trust’s net asset value decreased from $543,197,988 at March 31, 2024, to $518,313,439 at June 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 27,075,000 at March 31, 2024, to 29,545,000 at June 30, 2024, as a result of 4,960,000 Shares (992 Baskets) being created and 2,490,000 Shares (498 Baskets) being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 12.5% from $70,764 at March 31, 2024, to $61,910 at June 31, 2024.

The net asset value per Share decreased 12.6% from $20.06 at March 31, 2024 to $17.54 at June 30, 2024.

The net asset value per Share of $20.36 at April 8, 2024 was the highest during the quarter, compared with a low of $16.42 at May 1, 2024.

The decrease in net assets from operations for the quarter ended June 30, 2024 was $69,741,963, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $82,428,503, realized gains on the disposition of bitcoin of $12,977,021, and Sponsor Fees incurred of $290,481.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor Fee accrues at an annual rate of 0.25% of the Trust’s Bitcoin Holdings. As a result, the only ordinary expense of the Trust is the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

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

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s Bitcoin Holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as the Trust’s net assets are not known until a future date.

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

The process that the Sponsor has developed for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well-established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates at their sole discretion. Those markets include Binance, Bitstamp, Coinbase, itBit, Kraken, Gemini, and LMAX.  The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period and uses the price for bitcoin from that venue at 4:00 ET as the principal market price.

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

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Shares was $520,000.

(b)	Not applicable.

(c)	In connection with redemptions of baskets held by an Authorized Participant, BRRR redeemed 498 baskets (comprising 2,490,000 Shares) during the three months ended June 30, 2024, at an average price per Share of $18.32. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended June 30, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
April 2024	1,100,000	$18.32
May 2024	590,000	16.42
June 2024	800,000	19.73
Total	2,490,000	$18.32

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended June 30, 2024.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.(1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES VALKYRIE BITCOIN FUND

Date: August 9, 2024	By:	/s/ Jared Demark
	Name:	Jared Demark
	Title:	Principal Executive Officer

COINSHARES VALKYRIE BITCOIN FUND

Date: August 9, 2024	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.