Form 10-Q
period 2024-09-30
CoinShares Valkyrie Bitcoin Fund
filed 2024-11-12
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the Registrant had 32,075,000 Shares outstanding.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Statements of Financial Condition at September 30, 2024 (unaudited) and December 31, 2023

Schedule of Investment at September 30, 2024 (unaudited)

Unaudited Statements of Operations for the three and nine months ended September 30, 2024

Unaudited Statements of Changes in Net Assets for the three and nine months ended September 30, 2024

Notes to the Financial Statements (unaudited)

CoinShares Valkyrie Bitcoin Fund
Statements of Financial Condition

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments in bitcoin, at fair value (cost $550,536,777 and $0 at September 30, 2024 and December 31, 2023, respectively)	$569,763,992	$0
Total assets	$569,763,992	$0

Liabilities
Sponsor fees payable	$108,753	$0
Total liabilities	$108,753	$0

Net assets	$569,655,239	$0

Shares issued and outstanding, no par value, Unlimited shares authorized	31,720,000	0

Net asset value per Share	$17.96	$0

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund
Schedule of Investment

September 30, 2024(a)	Bitcoin	Cost	Fair Value	% of Net Assets
(Unaudited)
Investment in bitcoin	8,984	$550,536,777	$569,763,992	100.0%
Total investment		$550,536,777	$569,763,992	100.0%
Other assets and liabilities, net			(108,753)	(0.0	)%(b)
Net Assets			$569,655,239	100.0%

(a)	No comparative schedules of investment have been provided as the Trust did not hold bitcoin as of December 31, 2023.
(b)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund
Statements of Operations

	For the Three Months Ended September 30, 2024 (Unaudited)(a)	For the Nine Months Ended September 30, 2024 (Unaudited)(a)
Expenses
Sponsor fee (Note 4)	$344,255	$791,603
Less: Sponsor fee waiver	0	(156,867)
Total expenses	344,255	634,736
Net investment income (loss)	(344,255)	(634,736)

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	1,994,668	14,971,689
Net change in unrealized gain (loss) on investment	10,981,879	19,227,215
Net realized and change in unrealized gain (loss) on investment	12,976,547	34,198,904

Net income (loss)	$12,632,292	$33,564,168

Net income (loss) per share	$0.41	$1.37

Weighted average number of shares outstanding	31,007,989	24,476,212

(a)	No further comparative statements of operations have been provided as the Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund
Statements of Changes in Net Assets

	Three Months Ended September 30, 2024 (Unaudited)(a)	Nine Months Ended September 30, 2024 (Unaudited) (a)
Net Assets – Opening Balance	$518,313,439	$0
Creations	47,489,332	590,573,402
Redemptions	(8,779,824)	(54,482,331)
Net investment income (loss)	(344,255)	(634,736)
Net realized gain (loss) from investment	1,994,668	14,971,689
Net change in unrealized gain (loss) on investment	10,981,879	19,227,215
Net Assets – Ending Balance	$569,655,239	$569,655,239

(a)	No further comparative statements of changes in net assets have been provided as the Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund
Notes to the Financial Statements (Unaudited)
September 30, 2024

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

The following table presents information about the Trust’s assets and liabilities measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Bitcoin	$569,763,992	–	–	$569,763,992
Total Investments	$569,763,992	–	–	$569,763,992

There were no transfers between Level 1 and other Levels for the nine months ended September 30, 2024.

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

Coinbase Custody Trust Company, LLC, BitGo Trust Company, Inc. and Komainu (Jersey) Limited (the “Custodians”) are custodians of the Trust.

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

Activity in the number and value of Shares created and redeemed for the nine months ended September 30, 2024 are as follows:

	Number of Shares	Value of Shares
Creations	34,770,000	$590,573,402
Redemptions	(3,050,000)	$(54,482,331)
Net change in Shares created and redeemed	31,720,000	$536,091,071

6.   Investment Transactions

For the nine months ended September 30, 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases	Sales
$590,496,202	$$54,931,114

7.   Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the nine months ended September 30, 2024, the Trust incurred $791,603 in Sponsor Fees, of which, $156,867 was waived by the Initial Sponsor.

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

As of September 30, 2024, affiliates of the Sponsor own 18,140,000 Shares of the Trust.

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

9.   Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended September 30, 2024 and the period from January 10, 2024 (the initial share purchase date) through September 30, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended September 30, 2024 and the period January 10, 2024 through September 30, 2024

	Three Months Ended September 30, 2024	Period Ended September 30, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$17.54	$13.00
Net investment income (loss)	(0.01)	(0.03)
Net realized and change in unrealized gain (loss)	0.43	4.99
Net income (loss)	0.42	4.96
Net asset value per Share, end of period	$17.96	$17.96
Market Value per Share, beginning of period	$16.99	$13.00
Market Value per Share, end of period	$17.98	$17.98
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.20)%
Gross expenses(1)	0.25%	0.25%
Net expenses(1)(3)	0.25%	0.20%
Total return, at net asset value(2)	2.39%	38.15%
Total return, at market value(2)	5.83%	38.31%

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.00% and 0.05%

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

This Quarterly Report contains “forward-looking statements” with respect to the Trust’s financial conditions, results of operations, plans, objectives, future performance and business. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions (for bitcoin and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based on certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including:

•	the special considerations discussed in this Quarterly Report;
•	general economic, market and business conditions;
•	the use of technology by us and our vendors, including the Custodians, in conducting our business, including disruptions in our computer systems and data centers and our transition to, and quality of, new technology platforms;
•	changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•	the costs and effects of any litigation or regulatory investigations;
•	our ability to maintain a positive reputation; and
•	other world economic and political developments.

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

Overview of the Trust

CoinShares Valkyrie Bitcoin Fund, formerly Valkyrie Bitcoin Fund (the “Trust”), is a Delaware statutory trust formed on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. As of September 30, 2024, CoinShares Co. is the sponsor of the Trust, and Delaware Trust Company is the trustee of the Trust (the “Trustee”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

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

Results of Operations for the Three Months Ended September 30, 2024

The Trust’s net asset value increased from $518,313,439 at June 30, 2024, to $569,655,239 at September 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 29,545,000 at June 30, 2024, to 31,720,000 at September 30, 2024, as a result of 2,730,000 Shares (546 Baskets) being created and 555,000 Shares (111 Baskets) being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 2.4% from $61,910 at June 30, 2024, to $63,418 at September 30, 2024.

The net asset value per Share increased 2.4% from $17.54 at June 30, 2024 to $17.96 at September 30, 2024.

The net asset value per Share of $19.22 at July 22, 2024 was the highest during the quarter, compared with a low of $15.05 at August 5, 2024.

The increase in net assets from operations for the quarter ended September 30, 2024 was $12,632,292, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $10,981,879, realized gains on the disposition of bitcoin of $1,994,668, and Sponsor Fees incurred of $344,255.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On January 10, 2024, Valkyrie Funds LLC, an affiliate of the Sponsor, purchased 40,000 Shares at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Shares was $520,000.
(b)	Not applicable.
(c)	In connection with redemptions of baskets held by an Authorized Participant, BRRR redeemed 111 baskets (comprising 555,000 Shares) during the three months ended September 30, 2024, at an average price per Share of $15.82. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended September 30, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2024	–	$–
August 2024	100,000	16.81
September 2024	455,000	15.60
Total	555,000	$15.82

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.
(b)	Not Applicable.
(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended September 30, 2024.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES VALKYRIE BITCOIN FUND

Date: November 12, 2024	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES VALKYRIE BITCOIN FUND

Date: November 12, 2024	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.

