Form 10-K
period 2024-12-31
CoinShares Valkyrie Bitcoin Fund
filed 2025-03-28
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41909

CoinShares Valkyrie Bitcoin Fund

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, 28th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (218) 255-9743

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of CoinShares Valkyrie Bitcoin Fund	BRRR	The Nasdaq Stock Market, LLC

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $193,770,950.00

As of February 28, 2025, the Registrant had 26,085,000 shares outstanding.

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

i

i

PART I

As used below, Bitcoin with an uppercase “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b.”

Item 1. Business.

Summary

CoinShares Valkyrie Bitcoin Fund (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”), CSC Delaware Trust Company f/k/a Delaware Trust Company is the trustee of the Trust (the “Trustee”), U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”), BitGo Trust Company, Inc. (“BitGo”), and Komainu (Jersey) Limited (“Komainu” and collectively with BitGo and the Coinbase Custodian, the “Custodians”) are the custodians of the Trust’s bitcoin, Coinbase, Inc., an affiliate of the Coinbase Custodian, is the prime broker of the Trust (the “Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the provisions of the Amended and Restated Trust Agreement of the Trust, dated December 28, 2023, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. The Trust sells or redeems its Shares in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities).

The Trust’s inception of operation was January 11, 2024. The Trust had no operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933 (the “1933 Act”).

On March 15, 2024, CoinShares Co. was appointed as the co-sponsor of the Trust. As co-sponsor, CoinShares Co. served in an advisory capacity to the Trust and Valkyrie Digital Assets, LLC, a Delaware limited liability company (the “Initial Sponsor”). The Trust did not compensate CoinShares Co. for services performed as co-sponsor. On June 14, 2024, CoinShares Co. succeeded the Initial Sponsor as the sponsor of the Trust.

The Sponsor maintains a website https://coinshares.com/us/etf/brrr/, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The value of bitcoin is determined by the supply of and demand for bitcoin. New bitcoin are created and rewarded to the parties providing the Bitcoin Network’s infrastructure (“miners”) in exchange for their having expended computational power to verifying transactions and adding them to the Blockchain. The Blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each bitcoin transaction is broadcast to the Bitcoin Network and, when included in a block, recorded in the Blockchain. As each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin Network.

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

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 3.125 bitcoin per block; the reward halved in November 2012, July 2016, May 2020, and April 2024. It is estimated to halve again in 2028. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of February 28, 2024, approximately 19.8 million bitcoin have been mined.

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

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of native tokens. Any similar attacks on the Bitcoin Network that impact the ability to transfer bitcoin could have a material adverse effect on the price of bitcoin and the value of the Shares.

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

Market Participants

Miners

Miners range from Bitcoin enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks. When a pool solves a new block, the pool operator receives the bitcoin and, after taking a nominal fee, distributes the resulting reward among the pool participants. Mining pools may provide participants with access to smaller, but steadier and more frequent, bitcoin payouts.

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

Competition

Thousands of other digital assets have been developed since the inception of Bitcoin, currently considered the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin. Some industry groups are also creating private, permissioned Blockchains that may or may not feature cryptocurrencies or other digital assets. In addition, private enterprises and governments are exploring the use of stablecoins including central bank-backed digital currencies.

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

Bitcoin Value

The value of bitcoin is determined by the value that various market participants place on bitcoin through their transactions. The most common means of determining the value of a bitcoin is by surveying one or more bitcoin exchanges where bitcoin is traded publicly and transparently.

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

Custody of the Trust’s Assets

The Custodians custody all of the Trust’s bitcoin, other than that which may be maintained in a trading account (the “Trading Account”) with the Prime Broker in accounts that are required to be segregated from the assets held by the Custodians as principal and the assets of its other customers (the “Vault Accounts”).

A portion of the Trust’s bitcoin holdings and cash holdings from time to time may be held with the Prime Broker in the Trading Account in connection with creations and redemptions of Baskets utilizing the Prime Broker as Bitcoin Trading Counterparty and any sales of bitcoin to pay the Sponsor’s Fee and Trust expenses not assumed by the Sponsor. Within the Trust’s Trading Account, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Account represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Broker holds on behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Trust’s Trading Account represents an omnibus claim on the Prime Broker’s bitcoins (and cash) held on behalf of the Prime Broker’s customers. Generally, the Trust will only hold bitcoin in the Trading Account to the extent the Sponsor reasonably expects is necessary in connection with the redemption of Shares by Authorized Participants or necessary to pay the Trust’s expenses.

Other than the bitcoin held with the Prime Broker in the Trading Account, the Sponsor will allocate the Trust’s bitcoin between Vault Accounts at the Custodians. In determining the amount and percentage of the Trust’s bitcoin to allocate to each Vault Account, the Sponsor will consider (i) the concentration of the Trust’s bitcoin at each Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Custodian, (iii) the insurance policies of each Custodian, (iv) the fees and expenses associated with the storage of the Trust’s bitcoin at each Custodian, (v) the fees and expenses associated with the transfer to or from the Vault Account at each Custodian, and (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s bitcoin held at the Coinbase Custodian, BitGo or Komainu, and the Sponsor may change the allocation between the Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of bitcoin between the Vault Accounts at each Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of bitcoin between the Vault Accounts at each Custodian will occur “on-chain” over the Bitcoin Network. On-chain transactions are subject to all of the risks of the Bitcoin Network, including the risk that transactions will be made erroneously and are generally irreversible.

Purchases and Sales of Bitcoin

Because the Trust will conduct creations and redemptions of Shares for cash, it will be responsible for purchasing and selling bitcoin in connection with those creation and redemption orders. The Trust may also be required to sell bitcoin to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor.

The Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from a bitcoin trading counterparty that has been approved by the Sponsor (each, a “Bitcoin Trading Counterparty”). The Prime Broker was the Trust’s initial Bitcoin Trading Counterparty. The Bitcoin Trading Counterparties with which the Sponsor engage in bitcoin transactions are unaffiliated third parties and all transactions are done on an arm’s-length basis.

The Sponsor, on behalf of the Trust, may engage additional Bitcoin Trading Counterparties at any time. As of February 28, 2025, the Bitcoin Trading Counterparties approved by the Sponsor are BitGo Prime LLC, Coinbase Inc., Cumberland DRW LLC, JSCT LLC, and Payward Inc. dba Kraken.

Use of the CME CF Bitcoin Reference Rate – New York Variant

The Trust will determine the Bitcoin Index Price and value its Shares daily based on the value of bitcoin as reflected by the Index. The Index is calculated daily and aggregates the notional value of bitcoin trading activity across major bitcoin spot exchanges. The Index currently uses substantially the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), including utilizing the same constituent bitcoin exchanges, which is the underlying rate to determine the settlement of CME bitcoin futures contracts, except that the Index is calculated as of 4:00 p.m. ET, whereas the BRR is calculated as of 4:00 p.m. London time. The Index is designed based on the IOSCO Principals for Financial Benchmarks. The administrator of the Index is CF Benchmarks Ltd. (the “Benchmark Administrator”). The Trust also uses the Bitcoin Index Price to calculate its “Bitcoin Holdings,” which is the aggregate U.S. dollar value of bitcoins in the Trust, based on the Bitcoin Index Price, less its liabilities and expenses. “Bitcoin Holdings per Share” is calculated by dividing Bitcoin Holdings by the number of Shares currently outstanding. Bitcoin Holdings and Bitcoin Holdings per Share are not measures calculated in accordance with US Generally Accepted Accounting Principles (“US GAAP”). Bitcoin Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with US GAAP, and Bitcoin Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with US GAAP.

The Index was created to facilitate financial products based on bitcoin. It serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (BTC-USD), calculated as of 4 p.m. ET. The Index, which has been calculated and published since February 28, 2022, aggregates the trade flow of several bitcoin exchanges, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin exchanges as follows:

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

The Index does not include any futures prices in its methodology. A “Relevant Transaction” is any cryptocurrency versus U.S. dollar spot trade that occurs during the observation window between 3:00 p.m. and 4:00 p.m. ET on a constituent bitcoin exchange in the BTC-USD pair that is reported and disseminated by a constituent bitcoin exchange through its publicly available API and observed by the Benchmark Administrator. An oversight function is implemented by the Benchmark Administrator in seeking to ensure that the Index is administered through the Benchmark Administrator’s codified policies for Index integrity.

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

Fair value policies approved by the Sponsor will seek to determine the fair value price that the Trust might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction on the date on which the asset or liability is being valued. In the instance of a Fair Value Event, the price set by the Trust’s principal market as of 4:00 p.m. ET, on the valuation date would be utilized. In the event the principal market price is not available or the Sponsor at its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgement to determine a good faith estimate of fair value.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may pay expenses in addition to the Sponsor’s Fee, including, but not limited to, any expenses of the Trust that are not assumed by the Sponsor, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust, indemnification expenses of the Custodians, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses (collectively, “Additional Trust Expenses”). If the Trust incurs any Additional Trust Expenses, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Broker’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of bitcoins represented by a Share will decline each time the Trust pays Additional Trust Expenses by transferring or selling bitcoins. Although the Sponsor cannot definitively state the frequency or magnitude of the Additional Trust Expenses, the Sponsor expects that they may occur infrequently, if at all.

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

Baskets are only made in exchange for delivery to the Trust or the distribution by the Trust of the amount of cash represented by the Shares being created or redeemed, the amount of which is based on the value of the bitcoin attributable to each Share of the Trust (net of accrued but unpaid Sponsor’s Fees and any accrued but unpaid expenses or liabilities) being created or redeemed determined as of 4:00 p.m. ET on the day the order to create or redeem Baskets is properly received. The Trust will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust will conduct its bitcoin purchase and sale transactions as described above under the heading “Purchases and Sales of Bitcoin.”

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Shares and for the delivery of the cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets (the “Transfer Agent Fee”). In addition, an Authorized Participant is responsible for any operational processing and brokerage costs, transfer fees, financing fees, network fees and stamp taxes incurred in connection with the satisfaction of any creation or redemption orders (the “Execution Charges,” and collectively with the Transfer Agent Fee, the “Transaction Fees”). The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants (or their designees) who make deposits of cash with the Trust in exchange for Shares receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. Purchase orders must be placed by 2:00 p.m. ET or the close of regular trading on the Exchange, whichever is earlier. The day on which a valid order is received by the Transfer Agent is considered the “Purchase Order Date.”

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders are denominated and settled in cash (“Cash Creation Order”). By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. In either case, if an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the full cash deposit has been received. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor at its discretion.

Following an Authorized Participant’s Cash Creation Order, the settlement of both the cash amount required to purchase the Shares and the number of Shares created will be credited to the Trust and Authorized Participant, respectively, by the end of the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor following the Purchase Order Date. The settlement of cash and Shares occurs trough net settlement between the Trust’s and Authorized Participant’s DTC account.

To the extent not held to facilitate redemption orders or pay the Trust’s expenses, the Sponsor will use cash proceeds received in connection with Cash Creation Orders to purchase bitcoin and deposit it in the Vault Accounts with the Custodians. Bitcoin held in the Vault Accounts is the property of the Trust and is only transferred outside the Vault Accounts or sold in connection with creation and redemption transactions or to pay the Trust’s expenses and liabilities. The Trust’s bitcoin are not leased, loaned or used as collateral for any loan, margin, rehypothecation or similar activities. Expenses related to the acquisition of bitcoin in connection with a creation order and transfer of acquired bitcoin to the Vault Accounts are not the responsibility of the Trust.

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

The Basket Deposit is an amount of cash that is in the same proportion to the total assets of the Trust, net of accrued expenses and other liabilities, on the Purchase Order Date, as the number of Shares constituting a Basket is in proportion to the total number of Shares outstanding on the Purchase Order Date, plus the amount of any Transaction Fees. The Authorized Participant is responsible for all expenses related to the acquisition of bitcoin in connection with a creation order. For a discussion of how the Trust determines the value of bitcoin, see “Calculation of NAV” above. The Basket Deposit so determined is communicated via electronic mail message to all Authorized Participants.

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

In the case of a redemption order for cash (“Cash Redemption Order”), the settlement of both the cash amount required to redeem the Shares and the number of Shares redeemed will be credited to the Authorized Participant and Trust, respectively, by the end of the following business day or such later time as may be agreed upon by the Authorized Participant and the Sponsor following the Redemption Order Date. The settlement of cash and Shares occurs through net settlement between the Trust’s and Authorized Participant’s DTC account.

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

U.S. Federal Income Tax Consequences

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview

The Sponsor has adopted an organizational wide cybersecurity program. The program is administered by the Head of IT of the Sponsor (the “Head of IT”). The Sponsor’s objective, in the development and implementation of this comprehensive cybersecurity program, is to create effective administrative, technical, and physical safeguards for the protection of personal information of the organization and its clients.

Program Details

The Sponsor has designated the Head of IT to implement and maintain the cybersecurity program. The Head of IT may delegate any of the Head of IT’s responsibilities to appropriate designees as long as the Head of IT remains primarily responsible for compliance oversight and administration. The Head of IT will is responsible for:

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

Identification of Risks and Cybersecurity Governance

To combat internal risks to the security, confidentiality, and/or integrity of any electronic records containing personal information, and evaluating and improving, where necessary, the effectiveness of the current safeguards for limiting such risks, the Sponsor has identified the following risks that are present to its business as well as procedures to help mitigate those risks:

Internal Threats

1.	There must be communication to employees on the detailed provisions of the cybersecurity program at onboarding and annually.
2.	Access to records containing client’s personal information shall be limited to those persons who are reasonably required to know such information.
3.	All security measures shall be reviewed at least annually, or whenever there is a material change in our business practices that may reasonably implicate the security or integrity of records containing personal information.
4.	Terminated employees must return all records containing personal information, in any form, that may at the time of such termination be in the former employee’s possession.
5.	A terminated employee’s physical and electronic access to personal information must be immediately blocked. Such terminated employee shall be required to surrender all keys, IDs or access codes or badges, business cards, and the like, that permit access to the firm’s premises or information. Moreover, such terminated employee’s remote electronic access to personal information must be disabled; his/her voicemail access, e-mail access, internet access, and passwords must be invalidated.
6.	Current employees’ user ID’s and passwords must be managed in accordance to the Sponsor’s password policy.
7.	Employees are encouraged to report any suspicious or unauthorized use of customer information.
8.	Employees are prohibited from keeping open files containing personal information on their computer screen when they are not at their desks. Employees are responsible for locking computer screen when away from workspace.

9.	Employees must not share login information with co-workers.

External Threats

1.	The Sponsor will maintain reasonably up-to-date firewall protection (if applicable) and operating system security patches, reasonably designed to maintain the integrity of the personal information, installed on systems processing personal information.
2.	The Sponsor will maintain reasonably up-to-date versions of system security agent software which must include malware protection and reasonably up-to-date patches and virus definitions, installed on systems processing personal information.
3.	To the extent technically feasible, personal information stored on portable devices, such as laptops or tablets, must be password protected, as must all records and files transmitted across public networks or wirelessly, to the extent technically feasible.
4.	All computer systems must be monitored for unauthorized use of or access to personal information.

Risks Associated with Remote Client Access and Funds Transfer Requests

Currently, the Sponsor does not provide its clients with online account access nor does process funds transfer requests. If the firm’s business changes to allow for remote client access and funds transfer requests, the Sponsor will update the cybersecurity program accordingly by identifying the potential risks involved and implementing the appropriate safeguards to protect the client’s personal information.

Risks Associated with Vendors and Other Third Parties

The Sponsor periodically conducts risk assessments with vendors and other third parties that have access to the Firm’s networks, customer data, and other sensitive information.

Detection of Unauthorized Activity

Employees who believe their terminal or computer systems have been subjected to unauthorized activity, or has otherwise been improperly accessed or used, are required to report the situation to the Head of IT immediately to determine the course of action.

The Sponsor takes the issue of security seriously. Firm employees who use the technology and information resources of the firm must be aware that they can be disciplined if they violate this policy. Upon violation of this policy, an employee may be subject to discipline up to and including discharge. The specific discipline imposed will be determined by a case-by-case basis, taking into consideration the nature and severity of the violation of the cybersecurity program, prior violations of the policy committed by the individual, state and federal laws and all other relevant information.

In a case where the accused person is not a firm employee, the matter shall be submitted to the Head of IT. The Head of IT may refer the information to law enforcement agencies and/or prosecutors for consideration as to whether criminal charges should be filed against the alleged violator(s).

Updates to the Cybersecurity Program

The Head of IT reviews the cybersecurity program on a periodic basis and updates the program based on changes in the firm’s business, effectiveness of the safeguards, and any additional risk factors that become present. The Head of IT will inform management of the results of the reviews and any recommendations for improved security arising out of the reviews.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
CoinShares Valkyrie Bitcoin Fund	January 11, 2024	BRRR	The Nasdaq Stock Market, LLC

As of February 28, 2025, there were approximately 67 DTC participating Shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

a) On January 10, 2024, Valkyrie Funds LLC, then an affiliate of the Initial Sponsor, purchased 40,000 Share at a per-Share price of $13.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on January 11, 2024. Total proceeds to the Trust from the sale of the Seed Share was $520,000.

b) Not applicable.

c) In connection with redemptions of baskets held by an Authorized Participant, BRRR redeemed 465 baskets (comprising 2,325,000 Shares) during the three months ended December 31, 2024 at an average price per Share of $25.14. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended December 31, 2024:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2024	0	$—
November 2024	750,000	21.17
December 2024	1,575,000	27.04
Total	2,325,000	$25.14

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

Results of Operations for the Year Ended December 31, 2024

The Trust’s net asset value increased from $0 at December 31, 2023, to $826,115,990 at December 31, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 0 at December 31, 2023, to 31,260,000 at December 31, 2024, as a result of 36,635,000 Shares (7,327 Baskets) being created and 5,373,000 Shares (1,075 Baskets) being redeemed during the year, and an increase in the value of bitcoin, which appreciated 103.7% from $45,853 at January 10, 2024 (the initial share purchase date) to $93,381 at December 31, 2024.

The net asset value per Share increased 103.3% from $13.00 at January 10, 2024 (the initial share purchase date) to $26.43 at December 31, 2024.

The net asset value per Share of $30.15 at December 17, 2024 was the highest during the quarter, compared with a low of $11.12 at January 23, 2024.

The increase in net assets from operations for the year ended December 31, 2024 was $306,959,179, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $262,849,955, realized gains on the disposition of bitcoin of $45,222,195, and Sponsor Fees incurred of $1,112,971.

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

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements may not utilize the net asset value of the Trust determined by reference to the Index to the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. Under US GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities. The Sponsor will determine at its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with US GAAP.

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

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well-established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates at their sole discretion. The Sponsor then identifies the principal market for bitcoin during that period and uses the price for bitcoin from that venue at 4:00 ET as the principal market price.

Investment Company Considerations

The Trust is an investment company for US GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. US GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	20
Statements of Financial Condition at December 31, 2024 and 2023	21
Schedules of Investment at December 31, 2024 and 2023	22
Statements of Operations for the year ended December 31, 2024 and the period December 21, 2023 (date of seed audit) through December 31, 2023	23
Statement of Changes in Net Assets for the year ended December 31, 2024 and the period December 21, 2023 (date of seed audit) through December 31, 2023	24
Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

CoinShares Valkyrie Bitcoin Fund

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of CoinShares Valkyrie Bitcoin Fund (the “Trust”), including the schedules of investment, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets for the year ended December 31, 2024, and for the period from December 21, 2023 (date of seed audit) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, the results of its operations and changes in its net assets, for the year ended December 31, 2024, and for the period from December 21, 2023 (date of seed audit) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2024 and 2023, by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

COHEN & COMPANY, LTD.

Towson, Maryland

March 27, 2025

CoinShares Valkyrie Bitcoin Fund

Statements of Financial Condition

	December 31, 2024	December 31, 2023
Assets
Investments in bitcoin, at fair value (cost $563,456,383 and $0 at December 31, 2024 and December 31, 2023, respectively)	$826,306,338	$0
Total assets	$826,306,338	$0

Liabilities
Sponsor fees payable	$190,348	$0
Total liabilities	$190,348	$0

Net assets	$826,115,990	$0

Shares issued and outstanding, no par value, Unlimited shares authorized	31,260,000	0

Net asset value per Share	$26.43	$0

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Schedules of Investment

December 31, 2024	Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	8,849	$563,456,383	$826,306,338	100.0%
Total investment		$563,456,383	$826,306,338	100.0%
Other assets and liabilities, net			(190,348)	(0.0	)%(a)
Net Assets			$826,115,990	100.0%

December 31, 2023	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	0	$0	$0	0.0%
Total investment		$0	$0	0.0%
Other assets and liabilities, net			0	100.0%
Net Assets			$0	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Statements of Operations

	For the Year Ended December 31, 2024	For the Period December 21, 2023 (date of seed audit) through December 31, 2023(a)
Expenses
Sponsor fee (Note 4)	$1,263,370	$0
Less: Sponsor fee waiver	(150,399)	0
Total expenses	1,112,971	0
Net investment income (loss)	(1,112,971)	0

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	45,222,195	0
Net change in unrealized gain (loss) on investment	262,849,955	0
Net realized and change in unrealized gain (loss) on investment	308,072,150	0

Net income (loss)	$306,959,179	$0

Net income (loss) per share	$11.59	$0.00

Weighted average number of shares outstanding	26,491,896	0

(a)	The Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Statements of Changes in Net Assets

	For the Year Ended December 31, 2024	For the Period December 21, 2023 (date of seed audit) through December 31, 2023(a)
Net Assets – Opening Balance	$0	$0
Creations	632,095,951	0
Redemptions	(112,939,140)	0
Net investment income (loss)	(1,112,971)	0
Net realized gain (loss) from investment	45,222,195	0
Net change in unrealized gain (loss) on investment	262,849,955	0
Net Assets – Ending Balance	$826,115,990	$0

(a)	The Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Notes to the Financial Statements

December 31, 2024

1.Organization

CoinShares Valkyrie Bitcoin Fund, formerly known as Valkyrie Bitcoin Fund (the “Trust”), was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is CSC Delaware Trust Company f/k/a Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the Trust Agreement, as amended (the “Trust Agreement”), executed by the Initial Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The Trust utilizes an exchange traded price from the principal market for bitcoin as of 4:00 p.m. ET on the Trust’s financial statement measurement date to value the bitcoin held by the Trust at fair value. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including the volume and frequency of trades.

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

3.Investment Valuation and Calculation of Net Asset Value (“NAV”)

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, provides a single definition of fair value, a hierarchy for measuring fair value and expanded disclosures about fair value adjustments.

GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 — Inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table presents information about the Trust’s assets and liabilities measured at fair value:

December 31, 2024	Level 1	Level 2	Level 3	Total
Bitcoin	$826,306,338	—	—	$826,306,338
Total Investments	$826,306,338	—	—	$826,306,338

December 31, 2023(a)	Level 1	Level 2	Level 3	Total
Bitcoin	—	—	—	—
Total Investments	—	—	—	—

(a)	The Trust had not commenced operations as of December 31, 2023.

There were no transfers between Level 1 and other Levels for the year ended December 31, 2024.

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

4.Trust Expenses

The Trust pays to the Sponsor a Sponsor fee (the “Sponsor Fee”) in accordance with the Trust Agreement. The Sponsor Fee accrues daily by applying an annual rate of 0.25% to the Trust’s bitcoin holdings. The Sponsor Fee is paid in bitcoins at such times as determined in the Sponsor’s sole discretion. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor or the sale of bitcoin for costs not included in the Sponsor Fee.

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

Coinbase Custody Trust Company, LLC, BitGo Trust Company, Inc., and Komainu (Jersey) Limited (the “Custodians”) are custodians of the Trust.

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

Activity in the number and value of Shares created and redeemed for the year ended December 31, 2024 are as follows:

	Number of Shares	Value of Shares

Creations	36,635,000	$632,095,951
Redemptions	(5,375,000)	$(112,939,140)
Net change in Shares created and redeemed	31,260,000	$519,156,811

6.Investment Transactions

For the year ended December 31, 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases	Sales
$632,012,875	$113,778,687

7.Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the year ended December 31, 2024, the Trust incurred $1,263,370 in Sponsor Fees, of which, $150,399 was waived by the Initial Sponsor.

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

Prior to CoinShares Co. assuming the role of Co-Sponsor and Sponsor, CoinShares Captial Markets (Jersey) Limited, an affiliate of the Sponsor, served as a Bitcoin Trading Counterparty of the Trust. In such role, CoinShares Captial Markets (Jersey) Limited fulfilled orders from the Trust for the purchase and sale of bitcoin. No orders for the purchase or sale of bitcoin were executed with CoinShares Captial Markets (Jersey) Limited on or since March 15, 2024, the date on which CoinShares Co. became a Co-Sponsor to the Trust. During the period that CoinShares Captial Markets (Jersey) Limited was a Bitcoin Trading Counterparty of the Trust, CoinShares Captial Markets (Jersey) Limited fulfilled purchase orders with an approximate value of $295 million.

As of December 31, 2024, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

9. Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations.

The Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM’) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the period from January 10, 2024 (the initial share purchase date) through December 31, 2024. As the Trust had not yet commenced operations before this period, no comparative period is presented. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights

For the period January 10, 2024 (initial share purchase date) through December 31, 2024

Period Ended December 31, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$13.00
Net investment income (loss)	(0.04)
Net realized and change in unrealized gain (loss)(4)	13.47
Net income (loss)	13.43
Net asset value per Share, end of period	$26.43
Market Value per Share, beginning of period	$13.00
Market Value per Share, end of period	$26.45
Ratio to average net assets
Net investment income (loss)(1)	(0.22)%
Gross expenses(1)	0.25%
Net expenses(1)(3)	0.22%
Total return, at net asset value(2)	103.31%
Total return, at market value(2)	103.46%
(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.03%
(4)	The amount reported represents a balancing figure derived from the other amounts in the financial highlights table that captures all other changes affecting net asset value per share for a Share outstanding and may not correlate to aggregate net realized and change in unrealized gain (loss) on investment presented on the Statement of Operations for the period due to the timing of Share transactions in relation to the fluctuating fair value of the Trust’s underlying investment.

11. Subsequent Events

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

Under the supervision and with the participation of the Principal Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is a wholly-owned subsidiary of CoinShares International Limited.

Background and Principals

Jean-Marie Mognetti, Principal Executive Officer

Jean-Marie Mognetti is the CEO and Co-founder of CoinShares International Limited (“CoinShares”), a leading European investment company specializing in digital assets. CoinShares is the parent company of the Sponsor. Mr. Mognetti holds a Masters in Mathematical Trading and Finance from Sir John Cass Business School. He is a seasoned commodity trader, having developed advanced expertise in areas such as quantitative analysis, risk management, and alpha generation. His skills extend to managing trading programs focused on macroeconomic commodities, notably cryptocurrencies. Before co-founding CoinShares in 2014, Mr. Mognetti served as a quantitative trader at Hermes Commodities Fund Managers. His role there was instrumental in establishing and implementing trading strategies based on rigorous quantitative risk management approaches.

Charles Butler, Principal Financial Officer and Principal Accounting Officer

Charles Butler trained with PricewaterhouseCoopers and is a fellow of the Institute of Chartered Accountants in England and Wales with more than 20 years of financial services experience. Charles’s experience covers audit, accountancy, funds, trusts, and private wealth predominantly in the offshore financial services industry. Prior to joining CoinShares in September 2017, Charles was a Senior Debt Fund Manager at BNP Paribas in Jersey. At CoinShares Charles has responsibility for finance and tax matters, and is a director of a number of group companies.

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

Code of Ethics

The Trust has not adopted a code of ethics (“Code of Ethics”) as it is not required to do so under applicable laws, rules and regulations.

Insider Trading Policies and Procedures

Because the Trust does not have directors, officers, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or disposition of Trust securities by such persons.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Sponsor receives a Sponsor’s Fee from the Trust equal a unified fee of 0.25% of the Trust’s Bitcoin Holdings. The Sponsor irrevocably waived the Sponsor’s Fee from January 11, 2024, until April 10, 2024. The Sponsor’s Fee accrued during the fiscal year ended December 31, 2024, was $1,263,370, of which $150,399 was waived.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Prior to CoinShares Co. assuming the role of Co-Sponsor and Sponsor, CoinShares Captial Markets (Jersey) Limited, an affiliate of the Sponsor, served as a Bitcoin Trading Counterparty of the Trust. In such role, CoinShares Captial Markets (Jersey) Limited fulfilled orders from the Trust for the purchase and sale of bitcoin. No orders for the purchase or sale of bitcoin were executed with CoinShares Captial Markets (Jersey) Limited on or since March 15, 2024, the date on which CoinShares Co. became a Co-Sponsor to the Trust. During the period that CoinShares Captial Markets (Jersey) Limited was a Bitcoin Trading Counterparty of the Trust, CoinShares Captial Markets (Jersey) Limited fulfilled purchase orders with an approximate value of $295 million.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by Cohen & Company, Ltd. (“Cohen”) for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$27,000	$17,000
Audit-Related Fees	1,000	0
Tax Fees	0	0
All Other Fees	0	0
Total:	$28,000	$17,000

(5) The Sponsor approved all of the services provided by Cohen described above. The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page 19 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b)(1) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(c)(1) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Exhibit Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

4.1**	Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2**	First Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3**	Description of the Shares, incorporated by reference to Exhibit 4.3 of the Trust’s Annual Report on Form 10-K (File No. 001-41909) filed on March 27, 2024

10.1**	Coinbase Prime Broker Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.2**	Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1)
10.3**	Coinbase Post-Trade Financing Agreement (included as Exhibit C in Exhibit 10.1)
10.4**	Trust Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.5**	Transfer Agency and Services Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.6**	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023
10.7**	Trust Accounting Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.8**	Cash Custody Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.9**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023
10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024
10.12**	Sponsor Agreement, incorporated by reference to Exhibit 10.12 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2024
10.13**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.14 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on February 1, 2024
10.14**	Co-Sponsor Agreement, incorporated by reference to Exhibit 10.15 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024
10.15**	Komainu Custodial Services Agreement, incorporated by reference to Exhibit 10.16 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on October 1, 2024

23.1*	Consent of Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Erroneously Awarded Incentive-Based Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 of the Trust’s Annual Report on Form 10-K (File No. 001-41909) filed on March 27, 2024
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES VALKYRIE BITCOIN FUND

Date: March 27, 2025	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES VALKYRIE BITCOIN FUND

Date: March 27, 2025	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.