Form 10-Q
period 2025-03-31
CoinShares Valkyrie Bitcoin Fund
filed 2025-05-15
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Registrant’s telephone number, including area code: (615) 909-6421

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

As of April 30, 2025, the Registrant had 21,550,000 Shares outstanding.

COINSHARES VALKYRIE BITCOIN FUND

ii

COINSHARES VALKYRIE BITCOIN FUND

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At March 31, 2025 (unaudited) and December 31, 2024

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments in bitcoin, at fair value (cost $399,364,695 and $563,456,383 at March 31, 2025 and December 31, 2024, respectively)	$480,384,508	$826,306,338
Bitcoin sold receivable	10,563,196	—
Total assets	$490,947,704	$826,306,338

Liabilities
Sponsor fees payable	$—	$190,348
Redemptions payable	10,561,500	—
Total liabilities	$10,561,500	$190,348

Net assets	$480,386,204	$826,115,990

Shares issued and outstanding, no par value, Unlimited shares authorized	20,450,000	31,260,000

Net asset value per Share	$23.49	$26.43

The accompanying notes are an integral part of the financial statements.

COINSHARES VALKYRIE BITCOIN FUND

Schedules of Investment

At March 31, 2025 (unaudited) and December 31, 2024

March 31, 2025 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	5,784	$399,364,695	$480,384,508	100.0%
Total investment		$399,364,695	$480,384,508	100.0%
Other assets and liabilities, net			1,696	0.0	%(a)
Net Assets			$480,386,204	100.0%

December 31, 2024	Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	8,849	$563,456,383	$826,306,338	100.0%
Total investment		$563,456,383	$826,306,338	100.0%
Other assets and liabilities, net			(190,348)	(0.0)	%(a)
Net Assets			$826,115,990	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES VALKYRIE BITCOIN FUND

Unaudited Statements of Operations

For the three months ended March 31, 2025 and March 31, 2024

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Expenses
Sponsor fee (Note 4)	$460,553	$114,185
Less: Sponsor fee waiver	—	(114,185)
Total expenses	460,553	0
Net investment income (loss)	(460,553)	0

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	105,677,876	0
Net change in unrealized gain (loss) on investment	(181,830,142	90,673,839
Net realized and change in unrealized gain (loss) on investment	(76,152,266)	90,673,839

Net income (loss)	$(76,612,819)	$90,673,839

Net income (loss) per share	$(2.73)	$7.40

Weighted average number of shares outstanding	28,018,556	12,253,642

The accompanying notes are an integral part of the financial statements.

COINSHARES VALKYRIE BITCOIN FUND

Unaudited Statements of Changes in Net Assets

For the three months ended March 31, 2025 and March 31, 2024

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Net Assets – Opening Balance	$826,115,990	$—
Creations	17,581,022	452,597,587
Redemptions	(286,697,989)	(73,438)
Net investment income (loss)	(460,553)	—
Net realized gain (loss) from investment	105,677,876	—
Net change in unrealized gain (loss) on investment	(181,830,142)	90,673,839
Net Assets – Closing Balance	$480,386,204	$543,197,988

The accompanying notes are an integral part of the financial statements.

COINSHARES VALKYRIE BITCOIN FUND

Notes to the Financial Statements (Unaudited)

1. Organization

CoinShares Valkyrie Bitcoin Fund (the “Trust”), was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is CSC Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the Trust Agreement, as amended (the “Trust Agreement”), executed by the Initial Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”), or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following table summarizes the Trust’s investments at fair value:

March 31, 2025	Level 1	Level 2	Level 3
Bitcoin	$480,384,508	$—	$—
Total Investments	$480,384,508	$—	$—

December 31, 2024	Level 1	Level 2	Level 3
Bitcoin	$826,306,338	$—	$—
Total Investments	$826,306,338	$—	$—

There were no transfers between Level 1 and other Levels for the three months ended March 31, 2025, or for the year ended December 31, 2024.

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

Activity in the number and value of Shares created and redeemed for the three months ended March 31, 2025 and 2024 are as follows:

	Number of Shares		Value of Shares
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Creations	610,000	27,080,000	$17,581,022	$452,597,587
Redemptions	(11,420,000)	(5,000)	$(286,697,989)	$(73,438)
Net change in Shares created and redeemed	(10,810,000)	27,075,000	$(269,116,967)	$452,524,149

6.Investment Transactions

For the three months ended March 31, 2025 and 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
$17,543,529	$452,528,788	$287,313,093	$0

7.Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the three months ended March 31, 2024, the Trust incurred $114,185 in Sponsor Fees, of which, $114,185 was waived by the Initial Sponsor. For the three months ended March 31, 2025, the Trust incurred $460,553 in Sponsor Fees.

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

Prior to CoinShares Co. assuming the role of Co-Sponsor and Sponsor, CoinShares Captial Markets (Jersey) Limited, an affiliate of the Sponsor, served as a Bitcoin Trading Counterparty of the Trust. In such role, CoinShares Captial Markets (Jersey) Limited fulfilled orders from the Trust for the purchase and sale of bitcoin. No orders for the purchase or sale of bitcoin were executed with CoinShares Capital Markets (Jersey) Limited on or since March 15, 2024, the date on which CoinShares Co. became a Co-Sponsor to the Trust. During the period that CoinShares Capital Markets (Jersey) Limited was a Bitcoin Trading Counterparty of the Trust, CoinShares Capital Markets (Jersey) Limited fulfilled purchase orders with an approximate value of $295 million.

As of March 31, 2025, affiliates of the Sponsor own 18,140,000 Shares of the Trust.

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

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2025 and the period from January 10, 2024 (the initial share purchase date) through March 31, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and the period January 10, 2024 through March 31, 2024

	Three Months Ended March 31, 2025	Period Ended March 31, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$26.43	$13.00
Net investment income (loss)	(0.02)	0.00
Net realized and change in unrealized Gain (loss)	(2.92)	7.06
Net income (loss)	(2.94)	7.06
Net asset value per Share, end of period	$23.49	$20.06
Market Value per Share, beginning of period	$26.45	$13.00
Market Value per Share, end of period	$23.30	$20.13
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	0.00%
Gross expenses(1)	0.25%	0.25%
Net expenses(1)(3)	0.25%	0.00%
Total return, at net asset value(2)	(11.12)%	54.31%
Total return, at market value(2)	(11.91)%	54.85%

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.25% for the period ended March 31, 2024

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

Overview of the Trust

CoinShares Valkyrie Bitcoin Fund, formerly Valkyrie Bitcoin Fund (the “Trust”), is a Delaware statutory trust formed on January 20, 2021. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”), and CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

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

Valuation of Bitcoin; Use of the CME CF Bitcoin Reference Rate – New York Variant

On each day other than a Saturday or a Sunday, or a day on which Nasdaq is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

The Index is calculated as of 4:00 p.m. ET. The Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under UK Benchmark Regulations (“BMR”). The administrator of the Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR.

Results of Operations for the Three Months Ended March 31, 2025 and the period ended March 31, 2024

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024, to $480,386,204 at March 31, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 31,260,000 at December 31, 2024, to 20,450,000 at March 31, 2025, as a result of 610,000 Shares being created and 11,420,000 Shares being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 11.1% from $93,381 at December 31, 2024, to $83,057 at March 31, 2025.

The net asset value per Share decreased 11.1% from $26.43 at December 31, 2024 to $23.49 at March 31, 2025.

The net asset value per Share of $30.17 at January 21, 2025 was the highest during the quarter, compared with a low of $22.21 at March 10, 2025.

The decrease in net assets from operations for the quarter ended March 31, 2025 was $76,612,819, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $181,830,142, realized gains on the disposition of bitcoin of $105,677,876, and Sponsor Fees incurred of $460,553.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of baskets held by an Authorized Participant, the Trust redeemed 2,284 baskets (comprising 11,420,000 Shares) during the three months ended March 31, 2025, at an average price per Share of $25.10. The following table provides information about the Trust’s redemptions by Authorized Participants during the three months ended March 31, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2025	625,000	$26.71
February 2025	5,705,000	25.50
March 2025	5,090,000	24.47
Total	11,420,000	$25.10

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended March 31, 2025.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES VALKYRIE BITCOIN FUND

Date: May 15, 2025	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES VALKYRIE BITCOIN FUND

Date: May 15, 2025	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.