Form 10-Q
period 2025-06-30
CoinShares Bitcoin ETF
filed 2025-08-13
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41909

CoinShares Bitcoin ETF

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Madison Avenue, 28th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 909-6421

CoinShares Valkyrie Bitcoin Fund

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest of CoinShares Bitcoin ETF	BRRR	The Nasdaq Stock Market, LLC

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

As of July 30, 2025, the Registrant had 21,000,000 Shares outstanding.

COINSHARES BITCOIN ETF

ii

COINSHARES BITCOIN ETF

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At June 30, 2025 (unaudited) and December 31, 2024

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investments in bitcoin, at fair value (cost $414,519,532 and $563,456,383 at June 30, 2025 and December 31, 2024, respectively)	$625,905,470	$826,306,338

Total assets	$625,905,470	$826,306,338

Liabilities
Sponsor fees payable	$118,300	$190,348

Total liabilities	$118,300	$190,348

Net assets	$625,787,170	$826,115,990

Shares issued and outstanding, no par value, Unlimited shares authorized	20,705,000	31,260,000

Net asset value per Share	$30.22	$26.43

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Schedules of Investment

At June 30, 2025 (unaudited) and December 31, 2024

June 30, 2025 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,854	$414,519,532	$625,905,470	100.0%
Total investment		$414,519,532	$625,905,470	100.0%
Other assets and liabilities, net			(118,300)	0.0	%(a)
Net Assets			$625,787,170	100.0%

December 31, 2024	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	8,849	$563,456,383	$826,306,338	100.0%
Total investment		$563,456,383	$826,306,338	100.0%
Other assets and liabilities, net			(190,348)	(0.0	)%(a)
Net Assets			$826,115,990	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Operations

For the three and six months ended June 30, 2025 and June 30, 2024

	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Expenses
Sponsor fee (Note 4)	$363,796	$333,163	$824,349	$447,348
Less: Sponsor fee waiver	—	(42,682)	—	(156,867)
Total expenses	363,796	290,481	824,349	290,481
Net investment income (loss)	(363,796)	(290,481)	(824,349)	(290,481)

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	11,139,128	12,977,021	116,817,004	12,977,021
Net change in unrealized gain (loss) on investment	130,366,125	(82,428,503)	(51,464,017)	8,245,336
Net realized and change in unrealized gain (loss) on investment	141,505,253	(69,451,482)	65,352,987	21,222,357

Net income (loss)	$141,141,457	$(69,741,963)	$64,528,638	$20,931,876

Net income (loss) per share	$6.73	$(2.43)	$2.64	$1.00

Weighted average number of shares outstanding	20,971,758	28,752,088	24,475,691	20,982,471

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Changes in Net Assets

For the three and six months ended June 30, 2025 and June 30, 2024

	Three Months Ended June 30, 2025 (Unaudited)	Three Months Ended June 30, 2024 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2024 (Unaudited)
Net Assets – Opening Balance	$480,386,204	$543,197,988	$826,115,990	$—
Creations	43,128,516	90,486,483	60,709,538	543,084,070
Redemptions	(38,869,007)	(45,629,069)	(325,566,996)	(45,702,507)
Net investment income (loss)	(363,796)	(290,481)	(824,349)	(290,481)
Net realized gain (loss) from investment	11,139,128	12,977,021	116,817,004	12,977,021
Net change in unrealized gain (loss) on investment	130,366,125	(82,428,503)	(51,464,017)	8,245,336
Net Assets – Closing Balance	$625,787,170	$518,313,439	$625,787,170	$518,313,439

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Notes to the Financial Statements (Unaudited)

1.   Organization

CoinShares Bitcoin ETF (the “Trust”), formerly CoinShares Valkyrie Bitcoin Fund, was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is CSC Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the First Amended and Restated Trust Agreement, as amended (the “Trust Agreement”), executed by the Initial Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The following table summarizes the Trust’s investments at fair value:

June 30, 2025 (Unaudited)	Level 1	Level 2	Level 3
Bitcoin	$625,905,470	$—	$—
Total Investments	$625,905,470	$—	$—

December 31, 2024	Level 1	Level 2	Level 3
Bitcoin	$826,306,338	$—	$—
Total Investments	$826,306,338	$—	$—

There were no transfers between Level 1 and other Levels for the six months ended June 30, 2025, or for the year ended December 31, 2024.

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

Activity in the number and value of Shares created and redeemed for the six months ended June 30, 2025 and 2024 are as follows:

	Number of Shares		Value of Shares
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Creations	2,255,000	32,040,000	$60,709,538	$543,084,070
Redemptions	(12,810,000)	(2,495,000)	$(325,566,996)	$(45,702,507)
Net change in Shares created and redeemed	(10,555,000)	29,545,000	$(264,857,458)	$497,381,563

6.   Investment Transactions

For the six months ended June 30, 2025 and 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
$60,654,997	$543,007,288	$326,408,852	$45,804,971

7.   Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the six months ended June 30, 2024, the Trust incurred $447,348 in Sponsor Fees, of which, $156,867 was waived by the Initial Sponsor. For the six months ended June 30, 2025, the Trust incurred $824,349 in Sponsor Fees.

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

Prior to CoinShares Co. assuming the role of Co-Sponsor and Sponsor, CoinShares Capital Markets (Jersey) Limited, an affiliate of the Sponsor, served as a Bitcoin Trading Counterparty of the Trust. In such role, CoinShares Capital Markets (Jersey) Limited fulfilled orders from the Trust for the purchase and sale of bitcoin. No orders for the purchase or sale of bitcoin were executed with CoinShares Capital Markets (Jersey) Limited on or since March 15, 2024, the date on which CoinShares Co. became a Co-Sponsor to the Trust. During the period that CoinShares Capital Markets (Jersey) Limited was a Bitcoin Trading Counterparty of the Trust, CoinShares Capital Markets (Jersey) Limited fulfilled purchase orders with an approximate value of $295 million.

As of June 30, 2025, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

10.   Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended June 30, 2025, the three months ended June 30, 2024, and the period from January 10, 2024 (the initial share purchase date) through June 30, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025, the three months ended June 30, 2024 and the period January 10, 2024 through June 30, 2024:

	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Period Ended June 30, 2024 (unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$23.49	$20.06	$26.43	$13.00
Net investment income (loss)	(0.02)	(0.01)	(0.03)	(0.01)
Net realized and change in unrealized Gain (loss)	6.75	(2.51)	3.82	4.55
Net income (loss)	6.73	(2.52)	3.79	4.54
Net asset value per Share, end of period	$30.22	$17.54	$30.22	$17.54
Market Value per Share, beginning of period	$23.30	$20.13	$26.45	$13.00
Market Value per Share, end of period	$30.47	$16.99	$30.47	$16.99
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.22)%	(0.25)%	(0.16)%
Gross expenses(1)	0.25%	0.25%	0.25%	0.25%
Net expenses(1)(3)	0.25%	0.22%	0.25%	0.16%
Total return, at net asset value(2)	28.65%	(12.56)%	14.34%	34.92%
Total return, at market value(2)	30.77%	(15.60)%	15.20%	30.69%

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.03% for the three months ended June 30, 2024 and 0.09% for the period ended June 30, 2024

11.   Subsequent Events

On July 25, 2025, the Trust's name was changed from CoinShares Valkyrie Bitcoin Trust to CoinShares Bitcoin ETF.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Overview of the Trust

CoinShares Bitcoin ETF, formerly CoinShares Valkyrie Bitcoin Fund (the “Trust”), is a Delaware statutory trust formed on January 20, 2021. On July 25, 2025, the Trust filed a Certificate of Amendment to its Certificate of Trust to change its name from CoinShares Valkyrie Bitcoin Fund to CoinShares Bitcoin ETF. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”), and CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). The operations of the Trust are governed by the Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded product. When the Trust sells or redeems its Shares, it will do so in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

Shares of the Trust trade on Nasdaq under the ticker symbol BRRR.

The Sponsor maintains a website (coinshares.com/us/etf/brrr/), through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Results of Operations

The Three Months Ended June 30, 2025 and 2024

The Trust’s net asset value increased from $480,386,204 at March 31, 2025, to $625,787,170 at June 30, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 20,450,000 at March 31, 2025, to 20,705,000 at June 30, 2025, as a result of 1,645,000 Shares being created and 1,390,000 Shares being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 28.7% from $83,057 at March 31, 2025, to $106,930 at June 30, 2025. The net asset value per Share increased 28.7% from $23.49 at March 31, 2025, to $30.22 at June 30, 2025.

The net asset value per Share of $31.54 at May 22, 2025 was the highest during the quarter, compared with a low of $21.70 at April 8, 2025.

The increase in net assets from operations for the three months ended June 30, 2025 was $141,141,457, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $130,366,125, realized gains on the disposition of bitcoin of $11,139,128, and Sponsor Fees incurred of $363,796.

The Trust’s net asset value decreased from $543,197,988 at March 31, 2024, to $518,313,439 at June 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 27,075,000 at March 31, 2024, to 29,545,000 at June 30, 2024, as a result of 4,960,000 Shares (992 Baskets) being created and 2,490,000 Shares (498 Baskets) being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 12.5% from $70,764 at March 31, 2024, to $61,910 at June 30, 2024. The net asset value per Share decreased 12.6% from $20.06 at March 31, 2024 to $17.54 at June 30, 2024.

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

The Six Months Ended June 30, 2025 and 2024

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024, to $625,787,170 at June 30, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 31,260,000 at December 31, 2024, to 20,705,000 at June 30, 2025, and an increase in the value of bitcoin, which appreciated 14.5% from $93,381 at December 31, 2024, to $106,930 at June 30, 2025. The net asset value per Share increased 14.3% from $26.43 at December 31, 2024, to $30.22 at June 30, 2025.

The increase in net assets from operations for the six months ended June 30, 2025 was $64,528,638, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $51,464,017, realized gains on the disposition of bitcoin of $116,817,004, and Sponsor Fees incurred of $824,349.

The Trust’s net asset value decreased from $0 at December 31, 2023, to $518,313,439 at June 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 0 at December 31, 2023, to 29,545,000 at June 30, 2024, and an increase in the value of bitcoin, which appreciated 35.0% from $45,853 at January 10, 2024 (the initial share purchase date), to $61,910 at June 30, 2024. The net asset value per Share increased 34.9% from $13.00 at January 10, 2024 (the initial share purchase date), to $17.54 at June 30, 2024.

The increase in net assets from operations for the six months ended June 30, 2024 was $20,931,876, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $8,245,336, realized gains on the disposition of bitcoin of $12,977,021, and Sponsor Fees incurred of $290,481.

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

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well-established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates at their sole discretion. The Sponsor then identifies the principal market for bitcoin during that period and uses the price for bitcoin from that venue as of end of day Eastern time as the principal market price.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of baskets held by an Authorized Participant, the Trust redeemed 278 baskets (comprising 1,390,000 Shares) during the three months ended June 30, 2025, at an average price per Share of $27.96. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended June 30, 2025:
Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
April 2025	320,000	$22.05
May 2025	1,070,000	29.73
June 2025	—	—
Total	1,390,000	$27.96

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended June 30, 2025.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

3.1	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

3.2	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

3.3	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.1	Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2	First Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.4	Second Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

4.5	Third Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES BITCOIN ETF

Date: August 13, 2025	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES BITCOIN ETF

Date: August 13, 2025	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.