Form 10-Q
period 2025-09-30
CoinShares Bitcoin ETF
filed 2025-11-13
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the Registrant had 20,935,000 Shares outstanding.

COINSHARES BITCOIN ETF

i

COINSHARES BITCOIN ETF

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At September 30, 2025 (unaudited) and December 31, 2024

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments in bitcoin, at fair value (cost $436,028,789 and $563,456,383 at September 30, 2025 and December 31, 2024, respectively)	$682,589,262	$826,306,338

Total assets	$682,589,262	$826,306,338

Liabilities
Sponsor fees payable	$128,616	$190,348

Total liabilities	$128,616	$190,348

Net assets	$682,460,646	$826,115,990

Shares issued and outstanding, no par value, Unlimited shares authorized	21,120,000	31,260,000

Net asset value per Share	$32.31	$26.43

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Schedules of Investment

At September 30, 2025 (unaudited) and December 31, 2024

September 30, 2025 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,967	$436,028,789	$682,589,262	100.0%
Total investment		$436,028,789	$682,589,262	100.0%
Other assets and liabilities, net			(128,616)	0.0	%(a)
Net Assets			$682,460,646	100.0%

December 31, 2024	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	8,849	$563,456,383	$826,306,338	100.0%
Total investment		$563,456,383	$826,306,338	100.0%
Other assets and liabilities, net			(190,348)	(0.0	)%(a)
Net Assets			$826,115,990	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Operations

For the three and nine months ended September 30, 2025 and September 30, 2024

	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Expenses
Sponsor fee (Note 4)	$424,972	$344,255	$1,249,321	$791,603
Less: Sponsor fee waiver	—	—	—	(156,867)
Total expenses	424,972	344,255	1,249,321	634,736
Net investment income (loss)	(424,972)	(344,255)	(1,249,321)	(634,736)

Net realized and change in unrealized gain (loss) on investment
Net realized gain (loss) from investment	8,578,084	1,994,668	125,395,088	14,971,689
Net change in unrealized gain (loss) on investment	35,174,535	10,981,879	(16,289,482)	19,227,215
Net realized and change in unrealized gain (loss) on investment	43,752,619	12,976,547	109,105,606	34,198,904

Net income (loss)	$43,327,647	$12,632,292	$107,856,285	$33,564,168

Net income (loss) per share	$2.08	$0.41	$4.64	$1.37

Weighted average number of shares outstanding	20,875,761	31,007,989	23,262,527	24,467,212

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Changes in Net Assets

For the three and nine months ended September 30, 2025 and September 30, 2024

	Three Months Ended September 30, 2025 (Unaudited)	Three Months Ended September 30, 2024 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2024 (Unaudited)
Net Assets – Opening Balance	$625,787,170	$518,313,439	$826,115,990	$—
Creations	37,018,816	47,489,332	97,728,354	590,573,402
Redemptions	(23,672,987)	(8,779,824)	(349,239,983)	(54,482,331)
Net investment income (loss)	(424,972)	(344,255)	(1,249,321)	(634,736)
Net realized gain (loss) from investment	8,578,084	1,994,668	125,395,088	14,971,689
Net change in unrealized gain (loss) on investment	35,174,535	10,981,879	(16,289,482)	19,227,215
Net Assets – Closing Balance	$682,460,646	$569,655,239	$682,460,646	$569,655,239

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Notes to the Financial Statements (Unaudited)

1. Organization

CoinShares Bitcoin ETF (the “Trust”), formerly CoinShares Valkyrie Bitcoin Fund, was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is CSC Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the First Amended and Restated Trust Agreement, as amended (the “Trust Agreement”), executed by the Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The following table summarizes the Trust’s investments at fair value:

September 30, 2025 (Unaudited)	Level 1	Level 2	Level 3
Bitcoin	$682,589,262	$—	$—
Total Investments	$682,589,262	$—	$—

December 31, 2024	Level 1	Level 2	Level 3
Bitcoin	$826,306,338	$—	$—
Total Investments	$826,306,338	$—	$—

There were no transfers between Level 1 and other Levels for the nine months ended September 30, 2025, or for the year ended December 31, 2024.

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

Activity in the number and value of Shares created and redeemed for the nine months ended September 30, 2025 and 2024 are as follows:

	Number of Shares		Value of Shares
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Creations	3,415,000	34,770,000	$97,728,354	$590,573,402
Redemptions	(13,555,000)	(3,050,000)	$(349,239,983)	$(54,482,331)
Net change in Shares created and redeemed	(10,140,000)	31,720,000	$(251,511,629)	$536,091,071

6. Investment Transactions

For the nine months ended September 30, 2025 and 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
$97,671,950	$590,496,202	$350,494,632	$54,931,114

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the nine months ended September 30, 2024, the Trust incurred $791,603 in Sponsor Fees, of which, $156,867 was waived by the Initial Sponsor. For the nine months ended September 30, 2025, the Trust incurred $1,249,321 in Sponsor Fees.

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

As of September 30, 2025, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period from January 10, 2024 (the initial share purchase date) through September 30, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period January 10, 2024 through September 30, 2024:

	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Period Ended September 30, 2024 (unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$30.22	$17.54	$26.43	$13.00
Net investment income (loss)	(0.02)	(0.01)	(0.05)	(0.03)
Net realized and change in unrealized Gain (loss)	2.11	0.43	5.93	4.99
Net income (loss)	2.09	0.42	5.88	4.96
Net asset value per Share, end of period	$32.31	$17.96	$32.31	$17.96
Market Value per Share, beginning of period	$30.47	$16.99	$26.45	$13.00
Market Value per Share, end of period	$32.33	$17.98	$32.33	$17.98
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.25)%	(0.25)%	(0.20)%
Gross expenses(1)	0.25%	0.25%	0.25%	0.25%
Net expenses(1)(3)	0.25%	0.25%	0.25%	0.20%
Total return, at net asset value(2)	6.92%	2.39%	22.25%	38.15%
Total return, at market value(2)	6.10%	5.83%	22.23%	38.31%

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.05% for the period ended September 30, 2024

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

Results of Operations

The Three Months Ended September 30, 2025 and 2024

The Trust’s net asset value increased from $625,905,470 at June 30, 2025, to $682,460,646 at September 30, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 20,705,000 at June, 2025, to 21,120,000 at September 30, 2025, as a result of 1,160,000 Shares being created and 745,000 Shares being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 7.0% from $106,930 at June 30, 2025, to $114,394 at September 30, 2025. The net asset value per Share increased 6.9% from $30.22 at June 30, 2025, to $32.31 at September 30, 2025.

The net asset value per Share of $34.56 at August 13, 2025 was the highest during the quarter, compared with a low of $29.85 at July 1, 2025.

The Trust’s net asset value increased from $518,313,439 at June 30, 2024, to $569,655,239 at September 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 29,545,000 at June 30, 2024, to 31,720,000 at September 30, 2024, as a result of 2,730,000 Shares being created and 555,000 Shares being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 2.4% from $61,910 at June 30, 2024, to $63,418 at September 30, 2024.

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

The Nine Months Ended September 30, 2025 and 2024

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024, to $682,460,646 at September 30, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 31,260,000 at December 31, 2024, to 21,120,000 at September 30, 2025, and an increase in the value of bitcoin, which appreciated 22.5% from $93,381 at December 31, 2024, to $114,394 at September 30, 2025. The net asset value per Share increased 22.2% from $26.43 at December 31, 2024, to $32.31 at September 30, 2025.

The increase in net assets from operations for the nine months ended September 30, 2025 was $107,856,285, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $16,289,482, realized gains on the disposition of bitcoin of $125,395,088, and Sponsor Fees incurred of $1,249,321.

The Trust’s net asset value increased from $0 at December 31, 2023, to $569,655,239 at September 30, 2024. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which grew from 0 at December 31, 2023, to 31,720,000 at September 30, 2024, and an increase in the value of bitcoin, which appreciated 38.3% from $45,853 at January 10, 2024 (the initial share purchase date), to $63,418 at September 30, 2024. The net asset value per Share increased 38.2% from $13.00 at January 10, 2024 (the initial share purchase date), to $17.96 at September 30, 2024.

The increase in net assets from operations for the nine months ended September 30, 2024 was $33,564,168, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $19,227,215, realized gains on the disposition of bitcoin of $14,971,689, and net Sponsor Fees incurred of $634,736.

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

The Sponsor has developed a process for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well-established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates at their sole discretion. The Sponsor then identifies the principal market for bitcoin during that period and uses the price for bitcoin from that venue as of 4:00 p.m. ET as the principal market price.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of baskets held by an Authorized Participant, the Trust redeemed 149 baskets (comprising 745,000 Shares) during the three months ended September 30, 2025, at an average price per Share of $31.78. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended September 30, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2025	—	$—
August 2025	435,000	32.31
September 2025	310,000	31.03
Total	745,000	$31.78

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended September 30, 2025.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

3.1	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

3.2	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

3.3	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.1	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2	First Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.4	Second Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on June 14, 2024

4.5	Third Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES BITCOIN ETF

Date: November 13, 2025	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES BITCOIN ETF

Date: November 13, 2025	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.