Form 10-K
period 2025-12-31
CoinShares Bitcoin ETF
filed 2026-03-10
CIK 1841175

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $77,524,467.

As of January 31, 2026, the Registrant had 21,405,000 shares outstanding.

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

iii

PART I

As used below, Bitcoin with an uppercase “B” is used to describe the system as a whole that is involved in maintaining the ledger of bitcoin ownership and facilitating the transfer of bitcoin among parties. When referring to the digital asset within the Bitcoin network, bitcoin is written with a lower case “b.”

Item 1. Business.

Summary

CoinShares Bitcoin ETF (the “Trust”), formerly CoinShares Valkyrie Bitcoin Fund, was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). On March 15, 2024, CoinShares Co., a Delaware corporation, was appointed as the co-sponsor of the Trust. On June 14, 2024, CoinShares Co. (the “Sponsor”) succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The trustee is CSC Delaware Trust Company (the “Trustee”). U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Trust Company, Inc. (“BitGo”), and Komainu (Jersey) Limited (“Komainu” and collectively with Coinbase and BitGo, the “Custodians”) are the custodians of the Trust’s bitcoin, Coinbase, Inc., an affiliate of Coinbase, is the prime broker of the Trust (the “Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the provisions of the Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded fund that sells or redeems common shares of beneficial interest (“Shares”) in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). There are an unlimited number of authorized Shares.

The Trust’s inception of operation was January 11, 2024. The Trust had no operations prior to January 11, 2024, other than matters relating to its organization and the registration of the Shares under the Securities Act of 1933, as amended (the “1933 Act”).

The offering of the Trust’s Shares is registered with the Securities and Exchange Commission (the “SEC”) in accordance with the 1933 Act.

The Sponsor maintains a website at https://coinshares.com/us/etf/brrr/, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically file with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Information About Bitcoin, Bitcoin Markets and Regulation of Bitcoin

The following provides a more detailed description of bitcoin and various elements of the bitcoin ecosystem.

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

The first step in directly using the Bitcoin Network for transactions is to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone and can be used both to send and to receive bitcoin. Within a bitcoin wallet, a user can generate one or more unique “bitcoin wallet addresses,” which are conceptually similar to bank account numbers. After establishing a bitcoin wallet address, a user can send or receive bitcoin from his or her bitcoin wallet address to another user’s wallet address. Sending bitcoin from one bitcoin wallet to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account; provided, however, that such transactions are not managed by an intermediary and erroneous transactions generally may not be reversed or remedied once sent.

The amount of bitcoin associated with each bitcoin wallet address, as well as each bitcoin transaction to or from such wallet address, is transparently reflected in the Blockchain and can be viewed by websites that operate as “Blockchain explorers.” Copies of the Blockchain exist on thousands of computers on the Bitcoin Network. A user’s bitcoin wallet will either contain a copy of the Blockchain or be able to connect with another computer that holds a copy of the Blockchain. The innovative design of the Bitcoin Network protocol allows each Bitcoin user to trust that their copy of the Blockchain will generally be updated consistent with each other user’s copy.

When a Bitcoin user wishes to transfer bitcoin to another user, the sender must first have the recipient’s bitcoin wallet address. The sender then uses his or her Bitcoin wallet software to create a proposed transaction to be added to the Blockchain. The proposal would reduce the amount of bitcoin allocated to the sender’s wallet address and increase the amount allocated recipient’s wallet address, in each case by the amount of bitcoin desired to be transferred. The proposal is completely digital in nature, similar to a file on a computer, and it can be sent to other computers participating in the Bitcoin Network; however, the use of “unspent transaction outputs” that are verified cryptographically prevents the ability to duplicate or counterfeit bitcoin.

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

Bitcoin Transactions

A bitcoin transaction contains the sender’s bitcoin wallet address, the recipient’s bitcoin wallet address, the amount of bitcoin to be sent, a transaction fee and the sender’s digital signature. Bitcoin transactions are secured by cryptography known as public-private key cryptography, represented by the bitcoin wallet addresses and digital signature in a transaction’s data file. Each Bitcoin Network wallet address is associated with a unique “public key” and “private key” pair, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship.

The public key is visible to the public and analogous to the Bitcoin Network wallet. The private key is a secret and may be used to digitally sign a transaction in a way that proves the transaction has been signed by the holder of the public-private key pair, without having to reveal the private key. A user’s private key must be kept in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. If an unauthorized third person learns of a user’s private key, that third person could forge the user’s digital signature and send the user’s bitcoin to any arbitrary bitcoin wallet address, thereby stealing the user’s bitcoin. Similarly, if a user loses his private key and cannot restore such access (e.g., through a backup), the user may permanently lose access to the bitcoin contained in the associated wallet address.

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

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 3.125 bitcoin per block; the reward halved in November 2012, July 2016, May 2020, and April 2024. It is estimated to halve again in 2028. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of January 31, 2026, approximately 19.96 million bitcoin have been mined.

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

The most common means of determining a reference value is by surveying trading platforms where secondary markets for bitcoin exist. The most prominent bitcoin trading platforms are often referred to as “exchanges,” although they are not regulated in the same fashion as national securities exchanges and do not report trade information in the same way as a national securities exchange. As such, there is some difference in the form, transparency and reliability of trading data from bitcoin trading platforms. Generally speaking, bitcoin data is available from these trading platforms with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or Euro or another digital asset such as ether or tether. Over-the-counter (“OTC”) dealers or market makers do not typically disclose their trade data.

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

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements. The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the GENIUS Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

In addition, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives in July 2025. The CLARITY Act was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security. In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (“AML”) and countering the financing of terrorism (“CFT”) compliance, and enhanced disclosure obligations. The CLARITY Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards. Similar market structure legislation is currently under consideration by the U.S. Senate but there is no certainty whether the legislation will be enacted or what form final legislation will take.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While the GENIUS Act represents significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of this new law. The effectiveness of this framework, and the framework proposed under the CLARITY Act, if passed by Congress, will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to bitcoin, the Trust, the Trust’s third-party service providers, or to the digital asset industry as a whole. Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading price and liquidity of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

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

Custody of the Trust’s Assets

The Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from bitcoin trading counterparties that has been approved by the Sponsor (“Bitcoin Trading Counterparties”). The Custodians custody all of the Trust’s bitcoin, other than that which may be standing to the credit of or maintained in trading accounts with the Prime Broker or other Bitcoin Trading Counterparties, as the case may be (the “Trading Accounts”). The accounts held with the Custodians (the Vault Accounts”) are required to be segregated from both the assets held by the Custodians as principal and the assets of other customers of each of the Custodians.

A portion of the Trust’s bitcoin holdings and cash holdings from time to time may be held with the Prime Broker or other Bitcoin Trading Counterparties in the Trading Accounts in connection with creations and redemptions of Baskets utilizing Bitcoin Trading Counterparties and any sales of bitcoin to pay the Sponsor’s Fee and Trust expenses not assumed by the Sponsor. Within the Trust’s Trading Accounts, the Trust may not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Accounts represent an entitlement to a pro rata share of the bitcoin (and cash) the Bitcoin Trading Counterparties hold on behalf of customers who hold similar entitlements against the Bitcoin Trading Counterparties. In this way, the Trust’s Trading Accounts represent an omnibus claim on the respective Bitcoin Trading Counterparty’s bitcoin (and cash) held on behalf of the Bitcoin Trading Counterparty’s customers. Generally, the Trust will only hold bitcoin in the Trading Accounts to the extent the Sponsor reasonably expects is necessary in connection with the redemption of Shares by Authorized Participants or necessary to pay the Trust’s expenses.

Other than the bitcoin held in the Trading Accounts, the Sponsor will allocate the Trust’s bitcoin between Vault Accounts at the Custodians. In determining the amount and percentage of the Trust’s bitcoin to allocate to each Vault Account, the Sponsor will consider (i) the concentration of the Trust’s bitcoin at each Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Custodian, (iii) the insurance policies of each Custodian, (iv) the fees and expenses associated with the storage of the Trust’s bitcoin at each Custodian, (v) the fees and expenses associated with the transfer to or from the Vault Account at each Custodian, and (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s bitcoin held at each Custodian, and the Sponsor may change the allocation between the Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of bitcoin between the Vault Accounts at each Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of bitcoin between the Vault Accounts at each Custodian will occur “on-chain” over the Bitcoin Network. On-chain transactions are subject to all of the risks of the Bitcoin Network, including the risk that transactions will be made erroneously and are generally irreversible.

Purchases and Sales of Bitcoin

Because the Trust will conduct creations and redemptions of Shares for cash, it will be responsible for purchasing and selling bitcoin via transactions with the Bitcoin Trading Counterparties in connection with those creation and redemption orders. The Bitcoin Trading Counterparties with which the Sponsor engage in bitcoin transactions are unaffiliated third parties and all transactions are done on an arm’s-length basis. The Trust may also be required to sell bitcoin to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor.

The Sponsor, on behalf of the Trust, may engage additional Bitcoin Trading Counterparties at any time. As of January 31, 2026, the Bitcoin Trading Counterparties approved by the Sponsor are BitGo Prime LLC, Coinbase Inc., Cumberland DRW LLC, JSCT LLC, Foris DAX, Inc., and Payward Inc. dba Kraken.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may pay expenses in addition to the Sponsor’s Fee, including, but not limited to, any expenses of the Trust that are not assumed by the Sponsor, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other Service Provider) on behalf of the Trust, indemnification expenses of the Custodians, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses (collectively, “Additional Trust Expenses”). If the Trust incurs any Additional Trust Expenses, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Bitcoin Trading Counterparties (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of bitcoins represented by a Share will decline each time the Trust pays Additional Trust Expenses by transferring or selling bitcoins. Although the Sponsor cannot definitively state the frequency or magnitude of the Additional Trust Expenses, the Sponsor expects that they may occur infrequently, if at all.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) direct participants (“DTC Participants”) in the Depository Trust Company (“DTC”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Shares and for the delivery of the cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay the Transfer Agent a fee for each order they place to create or redeem one or more Baskets (the “Transfer Agent Fee”). In addition, an Authorized Participant is responsible for any operational processing and brokerage costs, transfer fees, financing fees, network fees and stamp taxes incurred in connection with the satisfaction of any creation or redemption orders (the “Execution Charges,” and collectively with the Transfer Agent Fee, the “Transaction Fees”). The Transaction Fees may be reduced, increased or otherwise changed by the Sponsor. Authorized Participants (or their designees) who make deposits of cash with the Trust in exchange for Shares receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. The Authorized Participants deliver only cash to create Shares and receive only cash when redeeming Shares. Further, Authorized Participants do not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

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

Each Authorized Participant is required to be registered as a broker-dealer under the 1934 Act and a member in good standing with FINRA or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Item 1A. Risk Factors.

Risk Factors Related to the Bitcoin Network and Bitcoins

Digital assets such as bitcoin have a limited operating history relative to traditional asset classes, and the medium- to long-term value of the Shares is subject to a number of factors relating to the capabilities and development of Blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as bitcoin have a limited operating history relative to traditional asset classes, and the medium- to long-term value of the Shares is subject to a number of factors relating to the capabilities and development of the Bitcoin Network and other digital asset networks, such as the infancy of their development, their dependence on the Internet and other technologies, their dependence on the role played by miners and developers and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	Digital asset networks and the software used to operate them are in the early stages of development. Digital assets have experienced, and we expect will experience in the future, sharp fluctuations in value. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks.

●	The trading prices of many digital assets, including bitcoin, are derived from a variety of factors including supply and demand for bitcoin, as well as more indirect and macro factors such as interest rates, monetary policy, broader market uncertainty and geopolitical, social and economic events.

●	The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Prior to 2022, digital assets such as bitcoin experienced repeated cycles of steep price increases followed by sharp drawdowns, reflecting their highly speculative nature and sensitivity to market sentiment. From 2022 through 2025, volatility remained a defining characteristic, influenced by macroeconomic conditions, regulatory developments, and liquidity shocks. While price swings persist, the growing presence of exchange-traded products, derivatives, and institutional risk management tools has contributed to a more mature market environment relative to earlier cycles.

●	Digital asset networks are dependent upon the Internet. A disruption of the Internet or a digital asset network, such as the Bitcoin Network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, their value.

●	The loss or destruction of a private key required to access a digital asset such as bitcoin may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access the bitcoin held in the Bitcoin Account corresponding to that private key and the private key will not be capable of being restored by the Bitcoin Network.

●	Miners, developers and users may switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Bitcoin Network.

●	Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application-specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in the liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●	To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is solved by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

●	Many digital asset networks, including the Bitcoin Network, face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.

●	The open-source structure of many digital asset network protocols, such as the protocol for the Bitcoin Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Bitcoin Network could damage that network.

●	The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a “fork” in such network’s Blockchain, resulting in the operation of multiple separate networks.

●	Governance of the Bitcoin Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin Network, which may stymie the Bitcoin Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin Network, especially long-term problems. The foregoing notwithstanding, the Bitcoin Network’s protocol is informally managed by a group of core developers that propose amendments to the Bitcoin Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Bitcoin Network, the Bitcoin Network will be subject to new protocols that may adversely affect the value of bitcoin.

●	Bitcoin has only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of bitcoin by consumers to pay such retail and commercial outlets remains limited. As a result, the prices of bitcoin are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as bitcoin, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Prior to 2022, digital assets such as bitcoin experienced repeated cycles of steep price increases followed by sharp drawdowns, reflecting their highly speculative nature and sensitivity to market sentiment. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including, for example, in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. From 2022 through 2025, bitcoin prices have continued to exhibit extreme volatility. In 2025, bitcoin reached a new all-time high of approximately $126,000 in October 2025 before experiencing a significant correction, declining to approximately $88,000 by December 31, 2025.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, and the stablecoin TerraUSD collapsed, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”).

In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. Developments in the regulation of digital assets are ongoing. For example, in July 2023, the U.S. District Court for the Southern District of New York ruled on the SEC’s action against Ripple Labs, Inc. The court found that offers and sales of XRP, a digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto exchanges and distributions to employees and other third-party developers were not securities transactions. More recently, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products. In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100. It is not possible to predict at this time all of the risks that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

Prior to 2022, digital assets such as bitcoin experienced repeated cycles of steep price increases followed by sharp drawdowns, reflecting their highly speculative nature and sensitivity to market sentiment. From 2022 through 2025, volatility remained a defining characteristic, influenced by macroeconomic conditions, regulatory developments, and liquidity shocks. While price swings persist, the growing presence of exchange-traded products, derivatives, and institutional risk management tools has contributed to a more mature market environment relative to earlier cycles.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, a lack of regulatory clarity may reduce confidence in the digital asset economy and may result in greater volatility in the price of bitcoin and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

The further development and acceptance of the Bitcoin Network and other digital asset systems, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the Bitcoin Network may adversely affect an investment in the Shares.

Digital assets such as bitcoin may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The Bitcoin Network and other digital asset networks are a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part. The growth of the digital asset industry in general, and the Bitcoin Network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the Bitcoin Network, include:

●	continued worldwide growth in the adoption and use of bitcoin and other digital assets, including those competitive with bitcoin;

●	government and quasi-government regulation of bitcoin and other digital assets and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network or similar digital asset systems;

●	the maintenance and development of the open-source software protocol of the Bitcoin Network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to digital assets and digital asset service providers.

The Trust is not actively managed and will not have any strategy relating to the development of the Bitcoin Network. Furthermore, the Sponsor cannot be certain as to the impact of the Trust and the expansion of its Bitcoin Holdings on the digital asset industry and the Bitcoin Network. A decline in the popularity or acceptance of the Bitcoin Network may harm the price of the Shares. There is no assurance that the Bitcoin Network, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to digital asset service providers will not be negatively affected by government regulation or the supply and demand of bitcoin.

The open-source and decentralized nature of Bitcoin Network development reduces certainty in the development of Bitcoin Network protocols and software. In addition, the lack of direct compensation for core developers and general difficulty of achieving decentralized consensus around protocol upgrades may hinder the development of beneficial upgrades to the Bitcoin Network. Development uncertainty and inflexibility in respect of improving or proposing fixes to the Bitcoin Network could negatively impact the performance of the Trust.

The Bitcoin Network is an open-source decentralized project without a controlling issuer or administrator of software development. As a result, core developers contribute their time and propose upgrades and improvements to the Bitcoin Network protocols and various software implementations thereof, often on the bitcoin repository on the website Github. Core developers’ roles evolve over time, largely based on self-determined participation. Core developers are not generally compensated for their work on the Bitcoin Network, and such developers may cease to provide services or migrate to alternate digital asset networks. In addition, a lack of resources may result in an inability of the Bitcoin Network community to address novel technical issues or to achieve consensus around solutions therefor.

As with other digital asset networks, the Bitcoin Network faces significant scaling challenges due to the fact that public Blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. The Bitcoin Network community has failed to achieve consensus around the scaling of the Bitcoin Network to increase transaction throughput and reduce Blockchain bloat. In August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not yet seen wide-scale use. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

In 2021, the Bitcoin Network protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin Network. Prior to the upgrade, multi-signature transactions were historically slow, expensive, and easily identifiable. Taproot is intended to reduce the amount of data written to a block and makes multi-signature transactions indistinguishable from regular transactions, adding an enhanced layer of privacy. However, Taproot also relaxed certain types of data requirements enforced by the bitcoin Blockchain to facilitate these changes which led to the launch of the “ordinal protocol.” The ordinal protocol takes advantage of Taproot’s relaxed data requirements to allow users to add graphic images and other data files to bitcoin transactions (“Ordinals”). By mid-2024, nearly 63 million Ordinals had been inscribed to the bitcoin Blockchain.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Trust. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin Blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of December 31, 2025, bitcoin transaction fees were averaging $0.071 per transaction.

Both hard forks and software upgrades to address scaling may cause confusion or may not result in needed improvements, each of which could have a negative impact on the value of an investment in the Shares.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s bitcoin, which would adversely impact the value of the Shares. Moreover, functionality of the Bitcoin Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if a digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Finally, as there is no centralized party controlling the development of the Bitcoin Network, there can be no assurance that the community as a whole will not implement changes to the Bitcoin Network protocols that have an adverse impact on the Trust or an investment in the Shares.

The scheduled creation of newly mined bitcoin and its subsequent sale may cause the price of bitcoin to decline, which could negatively affect an investment in the Trust.

Newly created bitcoin (“newly mined bitcoin”) is generated through a process referred to as “mining” which involves the collection of a reward of new bitcoin (also known as a “coinbase”). As of the date of this Annual Report, the Bitcoin Network creates 3.125 bitcoin with each block added to the Blockchain; these newly mined bitcoin are awarded to the bitcoin miner that has added the block to the Blockchain, which occurs on average approximately every 10 minutes. When the recipient makes newly mined bitcoin available for sale, there can be downward pressure on the price of bitcoin as the new supply is introduced into the bitcoin market. A bitcoin mining operation may be more likely to sell a higher percentage of its newly created bitcoin, and more rapidly so, if it is operating at a low profit margin, thus reducing the price of bitcoin. Lower bitcoin prices may result in further tightening of profit margins for miners and decreasing profitability, thereby potentially causing even further selling pressure. Diminishing profit margins and increasing sales of newly mined bitcoin could result in a reduction in the price of bitcoin, which could adversely impact an investment in the Shares.

In addition, bitcoin mining is highly sensitive to energy prices and bitcoin market prices. To mine bitcoin, a bitcoin miner acquires specialized computers that consume significant amounts of energy. As energy prices fluctuate, the marginal cost of bitcoin mining increases and decreases. Conversely, the price of bitcoin and amount of computational power being expended by other bitcoin miners will impact the profitability and likelihood of solving a block and receiving newly mined bitcoin. If the marginal cost of bitcoin mining exceeds the expected profit, miners may cease to expend energy to mine bitcoin. If a material number of miners turn off their mining hardware, the speed of transaction processing on the Bitcoin Network may experience a temporary slowdown and the overall security of the Bitcoin Network against a 51% attack (as described below) may be reduced.

The prevailing level of transaction fees may adversely affect the usage of the Bitcoin Network.

In addition to the coinbase, bitcoin miners collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the Blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees, because miners have a very low marginal cost of validating unconfirmed transactions. In addition, most iterations of mining software will prioritize transactions recorded based on (i) thresholds selected by the user, (ii) the transaction fee paid with the transaction, (iii) the value attached to the transaction and (iv) the time the transaction was received by the mining software.

If miners collude in an anticompetitive manner to not record transactions that pay low transaction fees, then bitcoin users would be required to wait for their transaction to be included in a block by a miner not requiring such transaction fees. Such a scenario would require that users pay higher fees to ensure their transactions are recorded promptly, thus reducing the attractiveness of the Bitcoin Network. Bitcoin mining occurs globally and it may be difficult for authorities to apply antitrust regulations across multiple jurisdictions. Any collusion among miners may adversely impact an investment in the Shares or the ability of the Trust to operate.

If the number of outstanding transactions yet to be recorded in the Blockchain (commonly referred to as “transactions in the mempool”) is significantly above the capacity which can be recorded in any single block, miners are likely to prioritize recording transactions that pay significant transaction fees. This would result in transactions with low or no fees remaining in the mempool for extended periods. Such a scenario would require that users pay higher fees to ensure their transactions are recorded promptly, thus reducing the attractiveness of the Bitcoin Network. An extended period of large numbers of transactions in the mempool could result from high levels of use of the Bitcoin Network or from a malicious spam attack intending to increase the transactions in the mempool. Any extended period with large numbers of transactions in the mempool may adversely impact an investment in the Shares or the ability of the Trust to operate.

Additionally, the coinbase reward for successfully mining transactions (called the “block reward” or “coinbase”) will decrease over time. In May 2020, the block reward was reduced from 12.5 to 6.25 bitcoin, and in April 2024, it was reduced from 6.25 to 3.125 bitcoin and it will further be reduced by half approximately every four years. As the block reward continues to decrease over time, the mining incentive structure may transition to a higher reliance on transaction confirmation fees in order to incentivize miners to continue to dedicate processing power to the Blockchain. If transaction confirmation fees become too high, the marketplace may be reluctant to use bitcoin. Conversely, if the combination of the block reward and transaction fees is too low, miners may not be incentivized to expend processing power to solve blocks and confirmations of transactions on the Blockchain could be temporarily slowed. A reduction in the processing power expended by miners on the Bitcoin Network could increase the likelihood of a malicious actor or botnet obtaining control. Any reduction in infrastructure security may reduce confidence in the Bitcoin Network or expose the Bitcoin Network to a malicious actor or botnet obtaining a majority of processing power on the Bitcoin Network, reducing the confidence in and security of the Blockchain. Decreased demand for bitcoin or reduced security on the Bitcoin Network may adversely impact an investment in the Shares.

The loss or destruction of a private key required to access bitcoin may be irreversible. A Custodian’s loss of access to a private key associated with the Trust’s bitcoin could adversely affect an investment in the Shares.

Transfers of bitcoin among users are accomplished via bitcoin transactions (i.e., sending bitcoin from one user to another). The creation of a bitcoin transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular bitcoin, the bitcoin is inaccessible. The custody of the Trust’s bitcoin is handled by the Custodians. If a Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s Bitcoin Holdings, and the Trust’s private keys are lost, destroyed or otherwise compromised and no backup of the private keys is accessible, the Trust will be unable to access its bitcoin, which could adversely affect an investment in the Shares. In addition, if the Trust’s private keys are misappropriated and the Trust’s Bitcoin Holdings are stolen, the Trust could lose some or all of its Bitcoin Holdings, which could adversely impact an investment in the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.

Bitcoin transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of bitcoin generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of bitcoin will regularly be made to or from the Bitcoin Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoin could be transferred from the Bitcoin Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

To the extent that the Trust is unable to seek a corrective transaction with a third-party recipient of an unauthorized or incorrect transaction or is incapable of identifying the third party that has received the Trust’s bitcoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred bitcoin. The Trust will also be unable to convert or recover its bitcoin transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

A temporary or permanent “fork” of the Blockchain could adversely affect an investment in the Trust.

Bitcoin software is open source. Any user can download the software, modify it and then propose that bitcoin users and miners adopt the modification. Bitcoin software updates are user driven, meaning they are adopted when users of the software choose to update their software, in contrast to centralized software solutions where a development company might “push out” mandatory software updates to the user community. When a change is proposed that modifies the operation of the Bitcoin Network and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin Network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is nonetheless implemented by some users and miners and the modification is not compatible or fully interoperable with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the Bitcoin Network (and the Blockchain), with one version running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two (or more) versions of the Bitcoin Network running in parallel, but with each version’s bitcoin tokens lacking interchangeability across the respective networks. A party owning bitcoin at the time of the fork would hold equal amounts of both bitcoin and the alternative forked digital asset (an “IR Virtual Currency”).

Forks have occurred already to the Bitcoin Network, including a fork in August 2017 relating to a several-year dispute over how to increase the rate of transactions that the Bitcoin Network can process. This fork resulted in the creation of the “Bitcoin Cash” network and a new IR Virtual Currency (Bitcoin Cash). Bitcoin Cash is an example of an intentional fork to create a new digital asset network with differentiated features. To the extent such digital assets compete with bitcoin, such competition could impact demand for bitcoin and could adversely impact the value of the Shares.

Forks may also occur as a network community’s response to a significant security breach. For example, in June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to use and develop the original Blockchain, now referred to as “Ethereum Classic,” with the digital asset on that Blockchain now referred to as ether classic, or ETC. Both ether and ether classic are traded on trading platforms and the Ethereum and Ethereum Classic networks feature independent development communities.

A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ether and Ether Classic.

The Trust Agreement provides, and the Sponsor has communicated to each Custodian, that the Trust disclaims all rights to Incidental Rights (as defined below) and IR Virtual Currencies. Typically, the holder of bitcoin has no discretion in a hard fork; it merely has the right to claim the IR Virtual Currency on a pro rata basis while it continues to hold the same number of bitcoin. The Trust Agreement stipulates that, if it comes to possess an IR Virtual Currency despite such disclaimer, (i) the Sponsor will promptly make a good faith determination as to which digital asset network is regarded by the community as the Bitcoin Network and which is the “forked” network, (ii) the Trust will as soon as is reasonably practical distribute the new IR Virtual Currency in kind to the Sponsor, as agent for the Shareholders, and (iii) the Sponsor will sell the new IR Virtual Currency and distribute the proceeds to the Shareholders. Notwithstanding the foregoing, the Trust is under no obligation to claim the IR Virtual Currency.

A fork of any kind could adversely affect an investment in the Trust or the ability of the Trust to operate and the Trust’s procedures may be inadequate to address the effects of a fork.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Bitcoin Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Bitcoin Network, is generally accepted as the Bitcoin Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with the Bitcoin Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Custodians and security vendors on what is generally accepted as bitcoin and should therefore be considered “bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the event of a hard fork of the Bitcoin Network, a Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s Bitcoin Holdings.

In the event of a hard fork of the Bitcoin Network, a Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer bitcoin on a Custodian’s platform. Such a delay may be intended to permit such Custodian to assess the resulting versions of the Bitcoin Network, to determine how best to securely “split” the bitcoin from the IR Virtual Currency, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which one or both of Custodian’s operations are halted.

In addition, any losses experienced by a Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, may exceed the insurance carried by a Custodian. In such a circumstance, losses to Trust property with such Custodian could have a materially adverse impact on an investment in the Shares.

Coinbase serves as the Custodian and Broker for several competing exchange-traded bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Broker and the Coinbase Custodian are both affiliates of Coinbase Global. As of the date of this Annual Report, Coinbase Global is the largest publicly traded cryptoasset company in the world by market capitalization and is also the largest cryptoasset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of cryptoasset brokerage and custody services, Coinbase serves as the Custodian and broker for several competing exchange-traded bitcoin products. Therefore, Coinbase has a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem, and its size and market share create the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

Shareholders may not receive the benefits of any forks or “airdrops.”

In addition to forks, a digital asset, including bitcoin, may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Such airdrops are common on the Ethereum network but have also occurred (and may continue to occur) on the Bitcoin Network. Airdrops may be conducted by sending a token to the holders of set amounts of bitcoin or to particular public addresses on the Bitcoin Network, or airdrops may involve a user being entitled to claim tokens on a decentralized application, second-layer network, or entirely separate digital asset network. As a result, a user entitled to receive airdrops may be required to take little or significant actions in order to receive such airdropped tokens. Shareholders should not expect to receive the benefits of any forks or airdrops.

A right to receive any such benefit of a fork or airdrop is referred to as an “Incidental Right” and any digital assets acquired through an Incidental Right as “IR Virtual Currencies.” The Trust Agreement provides, and the Sponsor has communicated to each Custodian, that the Trust disclaims all rights to Incidental Rights and IR Virtual Currencies.

If despite such disclaimer the Trust comes to possess an IR Virtual Currency, it shall cooperate with the applicable Custodian to segregate and transfer the rights to the IR Virtual Currency to the Sponsor, as agent of the Trust, until such time that such Custodian may initiate an “on-Blockchain” transaction to transfer such IR Virtual Currency to the custody of the Sponsor. Upon receipt of the IR Virtual Currency, the Sponsor shall take commercially reasonable efforts to promptly sell such IR Virtual Currency at market prices and distribute the proceeds of any such sale to the Shareholders of record on the record date for such Incidental Rights.

Any Incidental Rights may result in a tax liability to the Trust and its Shareholders, if not successfully disclaimed by the Trust. Incidental Rights may result in an adverse interpretation regarding the Trust’s ability to receive grantor trust treatment under the Code.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin Network, or otherwise obtains control over the Bitcoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate how data is recorded on the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin Network, it may be able to alter the Blockchain on which transactions in bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new bitcoin or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin Network or the bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin Network or cause an increase in the transaction fees paid by users to confirm transactions.

The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions, and this risk is heightened if over 50% of the processing power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Bitcoin Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the bitcoin ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power or development control on the Bitcoin Network in this manner will remain heightened.

Adoption of new laws and regulations, or changes to existing laws and regulations, applicable to bitcoin could negatively affect the value of bitcoin.

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

FinCEN, a bureau within the U.S. Department of the Treasury, requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering (“AML”) regulations applicable to money transmitters under the Bank Secrecy Act. Since initially providing guidance on the applicability of federal money services business regulatory regimes to digital assets such as bitcoin, FinCEN has brought enforcement actions, issued risk alerts and provided guidance to financial markets participants regarding the treatment of digital assets and digital asset networks.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury has added digital currency addresses to the list of “Specially Designated Nationals” whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Department of the Treasury has spent significant time. Secretary Mnuchin announced that the U.S. Department of the Treasury was preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as “self-hosted wallets.” In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.” In May 2021, the U.S. Department of Treasury proposed new rules potentially requiring businesses to record transactions in digital assets that exceed $10,000 in value.

In August 2021, the previous chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and bitcoin held by the Trust specifically.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump executed the Strengthening American Leadership in Digital Financial Technology Executive Order. It is expected the actions and recommendations of the Crypto Task force will continue to impact the statuses of bitcoin and other digital assets as “securities” and how bitcoin or the Trust would be treated under any new or revised regulatory framework.

In addition to the SEC’s actions targeting digital assets and trading platforms directly, the SEC has also targeted regulated investments that provide exposure to digital assets indirectly. For example, in a letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products.

In May 2025, the staff of the Division of Trading and Markets of the SEC released guidance in the form of frequently asked questions relating to crypto asset activities. The SEC staff’s guidance addressed several key points for broker-dealers acting as Authorized Participants. According to the guidance, broker-dealers may custody non-security crypto assets and may treat crypto asset securities as being held at a permissible “control location” under 1934 Act Rule 15c3-3(c). The guidance also clarified that broker-dealers may conduct non-security crypto asset businesses, including facilitating transactions in crypto asset securities that settle in crypto rather than cash. In addition, broker-dealers may hold crypto assets as proprietary positions for net capital purposes, subject to applicable haircuts and other limitations. Furthermore, the SEC staff indicated that broker-dealers may engage in in-kind creations and redemptions for spot crypto exchange-traded products. However, this guidance is non-binding, and may be modified, superseded, or withdrawn at any time without notice, as emphasized in the guidance. Additionally, there is no guarantee that Authorized Participants will actually transact in-kind at all despite this guidance.

President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology, aimed to reorient the federal government’s approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The consequences of federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a “BitLicense,” from the NYDFS and must comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money-transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of December 31, 2025, only California, Louisiana and Rhode Island has adopted the model law, while Iowa has introduced the model law. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of Blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Although neither the SEC nor the CFTC has exerted direct authority over bitcoin or bitcoin trading markets, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives market, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the CEA, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could have negative impacts on the price of digital assets, including bitcoin.

The entire cryptocurrency industry experienced a significant drawdown in 2022, particularly throughout the latter half of the year. The decline was due to numerous factors, including a slowing macroeconomic environment, rising interest rates, expiring pandemic financial assistance, and the public collapse of several major industry participants, including Three Arrows Capital, Voyager, Celsius and, most recently, FTX and Genesis. The cryptocurrency industry’s turbulent drawdown in 2022 drew increased regulatory scrutiny from the U.S. Congress, SEC, and CFTC. It is possible future negative developments in the cryptocurrency industry and markets may lead to other firm failures and additional regulatory involvement.

In 2025 and 2026, Congress undertook significant legislative efforts to address the rapidly evolving landscape of digital assets and cryptocurrencies, including consideration of the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”).

The CLARITY Act, which was passed by the House of Representatives but awaits consideration by the Senate, was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (AML) and countering the financing of terrorism (CFT) compliance, and enhanced disclosure obligations. The Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards.

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements.

The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While these legislative proposals represent significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of these new laws. The effectiveness of these frameworks will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and bitcoin, specifically.

Bitcoin mining activities are energy-intensive, which may restrict the geographic locations of miners, have a negative environmental impact and consequently affect the price of bitcoin.

Bitcoin mining activities are inherently energy-intensive and electricity costs account for a significant portion of the overall mining costs. The availability and cost of electricity will restrict the geographic locations of mining activities. High costs of electricity may incentivize miners to redirect their resources to other validation protocols, such as proof-of-stake Blockchains, or abandon their validation activities entirely. A significant decrease in the computational resources dedicated to the Bitcoin Network’s validation protocol could reduce the security of the network, which may erode bitcoin’s viability as a store of value or means of exchange. In addition, the significant consumption of electricity may have a negative environmental impact, including contribution to climate change, which may give rise to public opinion against allowing the use of electricity for bitcoin mining activities or government measures restricting or prohibiting the use of electricity for bitcoin mining activities. Any such developments could lower the demand for bitcoin and have a material and adverse effect on the price of bitcoin.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2025, over 1 billion terahashes were performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede bitcoin mining and/or bitcoin use more broadly. For example, on May 26, 2021, Iran placed a temporary ban on bitcoin mining in an attempt to decrease energy usage and help alleviate blackouts. New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work Blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Bitcoin Network by making it easier for a malicious actor or botnet to manipulate the Bitcoin Network. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Bitcoin Network, and consequently adversely impact the value of the Shares.

If bitcoin mining operators divert capital, power, facilities, or personnel away from bitcoin mining to support artificial intelligence and other high-performance computing workloads, the Bitcoin Network’s processing power could decline, at least for a period of time, which may negatively affect network security, transaction processing, and market confidence, and thereby adversely affect the value of the Trust.

Miners ceasing operations or materially reducing their processing power contribution would reduce the aggregate hash rate securing the Bitcoin Network, which can slow transaction confirmations until the next difficulty adjustment and increase the network’s vulnerability to attacks, including the risk that a malicious actor could obtain sufficient control to manipulate the blockchain or hinder transactions. Shifts of mining capacity toward non-bitcoin uses may also reflect, or exacerbate, competition for energy and data center resources, given the energy-intensive nature of proof-of-work mining and the significant electricity and infrastructure costs borne by professionalized mining operations. Higher electricity costs, power constraints, or more attractive economics in alternative compute workloads could cause miners to curtail or exit bitcoin mining, which can reduce hash rate, impair security, and contribute to loss of confidence in bitcoin, potentially lowering bitcoin’s market price and adversely affecting the Shares. To the extent miners redirect resources away from validating bitcoin transactions, the network could experience slower settlement until difficulty adjusts, greater fee pressures, and heightened susceptibility to congestion, any of which could negatively impact the attractiveness and usage of the Bitcoin Network and, in turn, the value of the Trust.

As technology advances, miners may be unable to acquire the digital asset mining hardware necessary to develop and launch their operations. A decline in the bitcoin mining population could adversely affect the Bitcoin Network.

Due to the increasing demand for digital asset mining hardware, miners may be unable to acquire the proper mining equipment or suitable amount of equipment necessary to continue their operations or develop and launch their operations. In addition, because successful mining of a digital asset that uses “proof-of-work” validation requires maintaining or exceeding a certain level of computing power relative to other validators, miners will need to upgrade their mining hardware periodically to keep up with their competition. The development of supercomputers with disproportionate computing power may threaten the integrity of the bitcoin market by concentrating mining power, which would make it unprofitable for other miners to mine. The expense of purchasing or upgrading new equipment may be substantial and diminish returns to miners dramatically. A decline in miners may result in a decrease in the value of bitcoin and the value of the Trust.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the bitcoin Blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump-and-dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset were used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective Blockchain network and an investment in the Shares. If the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability. Transacting with a sanctioned entity could also have a material adverse effect on the Trust or the Sponsor’s financial condition and operational results.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for bitcoin. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

While the Sponsor and the Trust are not “financial institutions” within the meaning of the implementing regulations of the Bank Secrecy Act and therefore not required to implement an AML program, the Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and/or a thorough know-your-customer (“KYC”) process, such as the Authorized Participants, Bitcoin Trading Counterparties, Prime Broker and Custodians. The Prime Broker and Custodians must undergo counterparty due diligence by the Sponsor. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Trust. Each Bitcoin Trading Counterparty who deposits bitcoin as part of a purchase made by the Trust in connection with a cash creation or receives bitcoin from the Trust as part of a sale made by the Trust in connection with a cash redemption must establish an account and transfer or receive such bitcoin through such account at the Prime Broker. As a result, the Sponsor and the Trust have instituted procedures reasonably designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Each Custodian has adopted and implemented an anti-money laundering and sanctions compliance program, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, each Custodian performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to these blockchain analytics screening programs, any bitcoin that is delivered to the Trust’s custody account will undergo screening to assess whether the origins of that bitcoin are illicit.

Furthermore, Authorized Participants, as broker-dealers, the Prime Broker and Coinbase Custodian, each as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, BitGo, as a South Dakota trust company organized and chartered under the South Dakota Banking Law, and Komainu, as a private limited company incorporated in Jersey, Channel Islands and regulated by the Jersey Financial Services Commission in the conduct of a fund services business pursuant to the Financial Services (Jersey) Law 1998, are “financial institutions” subject to the Bank Secrecy Act, and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants and trade with Bitcoin Trading Counterparties who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and AML laws. In addition, with respect to all bitcoin delivered by Bitcoin Trading Counterparties, the Bitcoin Trading Counterparties must represent to the Trust that they will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom such party obtains bitcoin being transferred and (ii) that such bitcoin being transferred by such party to the Trust was not derived from, or associated with, unlawful or criminal activity. The Trust will not hold any bitcoin except that which has been delivered by Bitcoin Trading Counterparties or by execution through the Prime Broker, in connection with Authorized Participant creation requests. Moreover, the Prime Broker has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and AML laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating bitcoin deposits to, and withdrawals from, the Trust’s Trading Account, as required by law.

The Prime Broker Agreement provides, among others, that if the Prime Broker conducts Blockchain analytics screening on a bitcoin transaction deposited by an Authorized Participant and such screening results in the bitcoin transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Broker and its affiliates, including the Coinbase Custodian, will (a) block or reject the deposit of such bitcoin into the Trust’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between an Authorized Participant’s account at the Prime Broker and the Trust’s account(s) involves such bitcoin, so long as permitted by applicable law.

However, there is no guarantee that such procedures will always prove to be effective or that the Prime Broker and its affiliates will always perform their obligations. Such screening may also result in the bitcoin identified by such screening being blocked or frozen by the Prime Broker, and thus made unavailable to the Trust. Moreover, the Prime Broker Agreement and Coinbase Custody Agreement require the Trust to attest that it has performed its own due diligence on the Authorized Participants it has contracted with to source bitcoin from and has confirmed that the Authorized Participants and Bitcoin Trading Counterparties, as applicable, have implemented policies, procedures and controls designed to comply with applicable AML and applicable sanctions laws. Although the Trust arranges for such diligence to be performed, including by the Trust’s service providers, including the Sponsor and its affiliates, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Bitcoin Trading Counterparties represent to the Trust that they conduct due diligence on their own counterparties from whom they source the bitcoin they deposit with the Trust in creation Baskets, and that they have formed a reasonable belief that such bitcoin being transferred by the Bitcoin Trading Counterparty to the Trust was not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Bitcoin Trading Counterparties may not conduct sufficient due diligence processes on the sources of their bitcoin or that their representations to the Trust may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Bitcoin Trading Counterparties have inadequate policies, procedures and controls for complying with applicable AML and applicable sanctions laws or the Trust’s procedures or diligence proves to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust or the Sponsor, or their affiliates, under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Coinbase Custodian, under the Prime Broker Agreement and Coinbase Custody Agreement, the Custodians or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate, and could further negatively affect the price of bitcoin and the value of the Shares.

Future and current regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of bitcoin and related products and services continues to evolve, may take many different forms and will, therefore, impact bitcoin and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for bitcoin businesses to provide services, which may impede the growth of the bitcoin economy and have an adverse effect on consumer adoption of bitcoin. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of bitcoin’s status as not being a security, changes to regulations surrounding bitcoin futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over bitcoin, the Bitcoin Network, bitcoin trading, or related activities impacting other parts of the digital asset market may adversely impact bitcoin and therefore may have an adverse effect on the value of an investment in the Trust.

Bitcoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including bitcoin. The effect of any existing regulation or future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect bitcoin, particularly with respect to bitcoin spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the bitcoin economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of bitcoin and, in turn, the value of the Shares.

Future regulations may require the Trust or the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin is treated. While the SEC has not officially affirmed that bitcoin is not a security under U.S. federal securities laws, public statements by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s division of Corporation Finance, indicate that such officials do not believe that bitcoin is a security. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for bitcoin’s utility as a means of exchange and accordingly for its continued adoption. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Specifically, the Trust and the Sponsor may be subject to additional regulatory requirements including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over bitcoin or trading or ownership of bitcoin and has not expressed the view that bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws. In fact, senior members of the staff of the SEC have expressed the view that bitcoin is not a security under federal securities laws. However, the SEC has commented on bitcoin and bitcoin-related market developments and has taken action against investment schemes involving bitcoin. For example, in a recent letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. The SEC also has determined that certain digital assets are securities under U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including initial coin offerings (“ICOs”), be considered an illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including bitcoin.

The CFTC has regulatory jurisdiction over the bitcoin futures markets. In addition, because the CFTC has determined that bitcoin is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for bitcoin. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving bitcoin that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such it has jurisdiction over bitcoin futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for bitcoin trading or transactions.

Bitcoin may also be subject to regulation in foreign jurisdictions, the effect of any such regulation which is unknown.

Bitcoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada and Singapore. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including bitcoin. The effect of any existing regulation or future regulatory change on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect bitcoin, particularly with respect to Bitcoin Exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. On May 21, 2021, Chinese Vice Premier Liu He and the State Council issued a statement aiming to crack down on bitcoin mining in China. Over the subsequent weeks, multiple regions began to shut down mining operations, including what was estimated to be the three largest Chinese mining regions in Xinjiang, Sichuan, and Inner Mongolia. This resulted in a material decrease in the global bitcoin hash rate. Such laws, regulations or directives may conflict with those of the United States, may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the bitcoin economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of bitcoin and, in turn, the value of the Shares.

Risks Associated with Bitcoin Trading Markets

The Trust is subject to risks due to its concentration in a single asset: bitcoin. Any losses suffered as a result of a decrease in the value of bitcoin or disruption of the bitcoin trading markets, generally, can be expected to reduce the value of the Shares and will not be offset by other gains if the Trust were to invest in other assets.

Unlike certain funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: bitcoin. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin and the bitcoin trading market. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of individual bitcoin or disruption of the bitcoin trading markets, generally, can be expected to reduce the value of the Shares and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

The value of the Shares relates directly to the value of the bitcoin held by the Trust and fluctuations in the price of bitcoin could materially and adversely affect an investment in the Shares.

The investment objective of the Trust is to provide exposure to the value of the Trust’s Bitcoin Holdings, less the Trust’s liabilities (including estimated accrued expenses). The price of bitcoin has fluctuated widely and may continue to experience significant price fluctuations.

Several factors may affect the price of bitcoin, including:

●	Global bitcoin supply, which is estimated at 19.97 million as of December 31, 2025;

●	Global bitcoin demand, which is influenced by such factors as purchases made by speculative investors, acceptance of bitcoin by online merchants as a payment mechanism, purchases of bitcoin made by individuals for transactional purposes, and expectations regarding the future value of bitcoin and the ability to easily buy, sell and use bitcoin without regulatory interference;

●	Global or regional political, economic or financial events and situations;

●	Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset and currency exchange rates;

●	The liquidity, solvency, security and withdrawal policies of digital asset trading platforms;

●	Manipulative trading activity on digital asset trading platforms, which, in many cases, are unregulated;

●	Investment and trading activities of hedge funds and other large bitcoin investors;

●	A “short squeeze” resulting from speculation on the price of bitcoin, if aggregate short exposure exceeds the number of Shares available for purchase;

●	An active derivatives market for bitcoin or for digital assets generally;

●	Forks in the Bitcoin Network;

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations, and any restrictions on the use of bitcoin as a form of payment or the ability to purchase and sell bitcoin in trading markets;

●	Regulatory measures, if any, that restrict the ability to buy, sell or hold bitcoin or use bitcoin as a form of payment;

●	Increased competition from other forms of digital assets or payment services;

●	Transaction costs relating to the acquisition and transfer of bitcoin; and

●	Global or regional political, economic or financial events and situations.

If bitcoin markets continue to be subject to sharp fluctuations, you may experience losses if you need to sell your Shares at a time when the price of bitcoin is lower than it was when you made your prior investment. Even if you are able to hold Shares for the long term, your Shares may never generate a profit, since bitcoin markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

In addition, investors should be aware that there is no assurance that bitcoin will maintain its long-term value in terms of future purchasing power. In the event that the price of bitcoin declines, the Sponsor expects the value of an investment in the Shares to decline.

The platforms on which users trade bitcoin are relatively new and, in some cases, largely unregulated, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

Over the past several years, a number of digital asset trading platforms have been closed or faced issues due to fraud, failure, security breaches or governmental regulations. Particularly for operators outside of the United States, digital asset trading platforms are not regulated in ways similar to national securities exchanges and other highly regulated trading environments. As a result, capital requirements, clearing infrastructure and technical and operational security requirements may vary. The nature of the assets held at digital asset trading platforms makes them appealing targets for hackers and a number of digital asset trading platforms have been victims of cybercrimes. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such trading platforms. No digital asset trading platform is immune from these risks.

While the Trust itself does not buy or sell bitcoin on digital asset trading platforms, certainty in bitcoin trading markets may impact the Trust’s operation and the value of the Shares. Negative perception, a lack of stability in the bitcoin trading markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a digital asset trading platform used in calculating the Index may result in a loss of confidence in the Trust’s ability to determine its net asset value (“NAV”) on a daily basis. These potential consequences of such a digital asset trading platform’s failure could adversely affect the value of the Shares. Further, the failure of the bitcoin market, major digital asset trading platforms or any other major component of the overall bitcoin ecosystem can have a direct adverse effect on the liquidity and price of bitcoin and could therefore have a negative impact on the performance of the Trust.

The value of bitcoin may be subject to momentum pricing whereby the current bitcoin price may account for speculation regarding future appreciation in value. Momentum pricing may result in greater volatility and adversely affect an investment in the Shares.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The Sponsor believes that momentum pricing of bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of bitcoin, inflating and making more volatile the price of bitcoin. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in the price of bitcoin, which could adversely affect an investment in the Shares.

Risk Factors Related to the Bitcoin Exchange Market

The value of the Shares relates directly to the value of the bitcoins held by the Trust and fluctuations in the price of bitcoins could materially and adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of bitcoins, as measured by the Index, and the value of the Shares relates directly to the value of the bitcoins held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid fees and expenses). The Index is an independently calculated value based on an aggregation of executed trade flow of major bitcoin spot exchanges (“Bitcoin Exchanges” and the general market environment of Bitcoin Exchanges, the “Bitcoin Exchange Market”). The price of bitcoins has fluctuated widely over the past several years and may continue to experience significant price fluctuations. Several factors may affect the Bitcoin Index Price, including, but not limited to:

●	Total bitcoins in existence (estimated at approximately 19.97 million as of December 31, 2025);

●	Global bitcoin demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of bitcoins as payment for goods and services, the security of online Bitcoin Exchanges and digital wallets that hold bitcoins, the perception that the use and holding of bitcoins is safe and secure, the lack of regulatory restrictions on their use and the reputation of bitcoins for illicit use;

●	Global bitcoin supply, which is influenced by similar factors as global bitcoin demand, in addition to fiat currency needs by miners (for example, to invest in equipment or pay electricity bills) and taxpayers who may liquidate Bitcoin Holdings around tax deadlines to meet tax obligations;

●	Investors’ expectations with respect to the rate of inflation of fiat currencies;

●	Investors’ expectations with respect to the rate of deflation of bitcoin;

●	Interest rates;

●	Currency exchange rates, including the rates at which bitcoins may be exchanged for fiat currencies;

●	Fiat currency withdrawal and deposit policies of Bitcoin Exchanges and liquidity of such Bitcoin Exchanges;

●	Interruptions in service from or failures of major Bitcoin Exchanges;

●	Cyber theft of bitcoins from online bitcoin wallet providers, or news of such theft from such providers, or from individuals’ bitcoin wallets;

●	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in bitcoins;

●	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

●	Regulatory measures, if any, that restrict the use of bitcoins as a form of payment or the purchase of bitcoins on the Bitcoin Exchange Market;

●	The availability and popularity of businesses that provide bitcoin-related services;

●	The maintenance and development of the open-source software protocol of the Bitcoin Network;

●	Increased competition from other forms of cryptocurrency or payment services;

●	Global or regional political, economic or financial events and situations;

●	Expectations among bitcoin economy participants that the value of bitcoins will soon change; and

●	Fees associated with processing a bitcoin transaction.

If bitcoin markets continue to be subject to sharp fluctuations, you may experience losses if you need to sell your Shares at a time when the price of bitcoins is lower than it was when you made your prior investment. Even if you are able to hold Shares for the long term, your Shares may never generate a profit, since bitcoin markets have historically experienced extended periods of flat or declining prices, as well as sharp fluctuations.

In addition, investors should be aware that there is no assurance that bitcoins will maintain their long-term value in terms of future purchasing power or that the acceptance of bitcoin payments by mainstream retail merchants and commercial businesses will continue to grow. In the event that the price of bitcoins declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Due to the unregulated nature and lack of transparency surrounding the operations of Bitcoin Exchanges, the marketplace may lose confidence in Bitcoin Exchanges, upon which the Trust is dependent.

Bitcoin Exchanges are relatively new and, in some cases, unregulated. Furthermore, while many prominent Bitcoin Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Bitcoin Exchanges do not provide this information. As a result, the marketplace may lose confidence in Bitcoin Exchanges, including prominent exchanges that handle a significant volume of bitcoin trading.

For example, in 2019 there were reports claiming that 80-95% of bitcoin trading volume on Bitcoin Exchanges was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the Bitcoin Exchange Market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the Bitcoin Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Bitcoin Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

In addition, over the past several years, some Bitcoin Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Bitcoin Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin Exchanges. While smaller Bitcoin Exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin Exchanges more stable, larger Bitcoin Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Bitcoin Exchanges could be subject to abrupt failure with consequences for users of Bitcoin Exchanges and for the bitcoin industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014.

In January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large Bitcoin Exchange. The value of bitcoin immediately decreased over 10% following reports of the theft at Bitfinex and the Shares suffered a corresponding decrease in value. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now-defunct Bitcoin Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, the Japanese digital asset exchange Coincheck was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange Bitgrail was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Bitcoin Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. Further, in November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. Various claims and issues related to FTX have not yet been resolved.

In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with the attacker suspected to be North Korea hackers, which stole approximately $2.0 billion in cryptocurrency in 2025 and all-time total of approximately $6.8 billion despite fewer attacks. Cyber espionage continues to be a key threat, but attacks on centralized services, personal wallet compromises, and decentralized finance hacks are all contributing to major crypto thefts.

Bitcoin trading venues that are regulated typically must comply with minimum net worth, cybersecurity, and AML requirements, but are not typically required to protect customers to the same extent as regulated securities exchanges or futures exchanges.

Some academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain Bitcoin Exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. The lack of certain safeguards also may permit “front-running” (trading by other persons ahead of the Trust with the intention of obtaining better results than the Trust). Such trading could occur in the event that an individual associated with a trading venue uses information regarding the Trust’s trading activity to the detriment of the Trust. In addition, the lack of trading safeguards may permit “wash trading” (sales of bitcoin by the Trust for a loss followed by repurchases of bitcoin that, under IRS rules, may prevent the Trust from claiming a tax loss on the sale of bitcoin).

Operational problems or failures by bitcoin trading venues and fluctuations in bitcoin prices may reduce confidence in these venues or in bitcoin generally, which could adversely affect the price of bitcoin and therefore adversely affect an investment in the Shares.

Negative perception, a lack of stability in the Bitcoin Exchange Markets and the closure or temporary shutdown of Bitcoin Exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Bitcoin Network and result in greater volatility in the prices of bitcoin. Furthermore, the closure or temporary shutdown of a Bitcoin Exchange used in calculating the Bitcoin Index Price may result in a loss of confidence in the Trust’s ability to determine its Bitcoin Holdings on a daily basis or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares. These potential consequences of such a Bitcoin Exchange’s failure could adversely affect the value of the Shares.

Since there is no limit on the number of bitcoins that the Trust may acquire, the Trust itself, as it grows, may have an impact on the supply and demand of bitcoins that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for bitcoins.

The Trust Agreement places no limit on the number of bitcoins the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and therefore acquire an unlimited number of bitcoins in existence at any point in time. The global market for bitcoins is characterized by supply and demand constraints that generally are not present in the markets for commodities or other assets such as gold and silver. The Bitcoin Network’s mathematical protocols under which bitcoins are created or “mined” permit the creation of a limited, predetermined number of bitcoins not to exceed 21 million. Furthermore, the rate of creation or issuance of bitcoins cannot be increased ahead of the protocol’s schedule.

If the number of bitcoins acquired by the Trust is large enough relative to global bitcoin supply and demand, further creations and redemptions of Shares could have an impact on the supply of and demand for bitcoins in a manner unrelated to other factors affecting the global market for bitcoins. Such an impact could affect the Bitcoin Index Price, which would directly affect the price at which Shares are traded on Nasdaq or the price of future Baskets created or redeemed by the Trust.

The Shares may trade at a discount or premium in the trading price relative to the Trust’s Bitcoin Holdings per Share as a result of non-concurrent trading hours between Nasdaq and the Bitcoin Exchange Market.

The value of a Share may be influenced by non-concurrent trading hours between Nasdaq and various Bitcoin Exchanges, including those that are included within the Index’s methodology. While Nasdaq is open for trading in the Shares for a limited period each day, the Bitcoin Exchange Market is a 24-hour marketplace; however, trading volume and liquidity on the Bitcoin Exchange Market are not consistent throughout the day and Bitcoin Exchanges, including the larger-volume markets, have been known to shut down temporarily or permanently due to security concerns, distributed denial-of-service (“DDoS”) attacks and other reasons. As a result, during periods when Nasdaq is open but large Bitcoin Exchanges (or a substantial number of smaller Bitcoin Exchanges) are either lightly traded or closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the Trust’s Bitcoin Holdings per Share. Premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

If bitcoin prices on the Bitcoin Exchange Market move negatively during hours when Nasdaq is closed, trading prices on Nasdaq may “gap” down at market open.

The value of a Share may be influenced by non-concurrent trading hours between Nasdaq and various Bitcoin Exchanges, including those that represent components of the Index. While Nasdaq is open for trading in the Shares for a limited period each day, the Bitcoin Exchange Market is a 24-hour marketplace. During periods when Nasdaq is closed but Bitcoin Exchanges are open, significant changes in the price of bitcoin on the Exchange Market could result in a difference in performance between the value of bitcoins as measured by the Index and the most recent Bitcoin Holdings per Share or closing trading price. To the extent that the price of bitcoin on the Exchange Market and the value of bitcoins as measured by the Index move significantly in a negative direction after the close of Nasdaq, the trading price of the Shares may “gap” down to the full extent of such negative price shift when Nasdaq reopens. To the extent that the price of bitcoin on the Exchange Market drops significantly during hours Nasdaq is closed, investors may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market.

Bitcoin Exchanges are subject to the risk of fraud and manipulation.

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash trading may not be available to or employed by digital asset exchanges, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) wash trading; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin Network and trading platforms; (4) malicious control of the Bitcoin Network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether, the activities of stablecoin issuers and their regulatory treatment; and (7) fraud and manipulation at digital asset trading platforms. The effect of potential market manipulation, front-running, wash trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in the crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Bitcoin Exchanges may be exposed to front-running.

Bitcoin Exchanges on which bitcoin trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Bitcoin Exchanges may be exposed to wash trading.

Bitcoin Exchanges on which bitcoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

In the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

To the extent that wash trading either occurs or appears to occur in Bitcoin Exchanges on which bitcoin trades, investors may develop negative perceptions about bitcoin and the digital assets industry more broadly, which could adversely impact the price of bitcoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

A possible “short squeeze” due to a sudden increase in demand for the Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing bitcoin or other digital currencies, commodity or currency exposure or to speculate on the price of bitcoins. Speculation on the price of bitcoins may involve long and short exposures. To the extent that aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may, in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in the Shares that are not directly correlated to the price of bitcoins.

Purchasing activity in the Bitcoin Exchange Market associated with Basket creations or redemptions may affect the Bitcoin Index Price and Share trading prices, adversely affecting an investment in the Shares.

Purchasing activity associated with acquiring bitcoins with proceeds received by the Trust in connection with the creation of Baskets may increase the market price of bitcoins on the Bitcoin Exchange Market, which will result in higher prices for the Shares. Increases in the market price of bitcoins may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of bitcoins that may result from increased purchasing activity of bitcoins connected with the issuance of Baskets. Consequently, the market price of bitcoins may decline immediately after Baskets are created.

Selling activity associated with sales of bitcoins withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of bitcoins on the Bitcoin Exchange Market, which will result in lower prices for the Shares. Decreases in the market price of bitcoins may also occur as a result of the selling activity of other market participants. If the Bitcoin Index Price declines, the trading price of the Shares will generally also decline.

An investment in the Shares may be adversely affected by competition from other methods of investing in bitcoins.

The Trust competes with direct investments in bitcoins and other potential financial vehicles, possibly including securities backed by or linked to bitcoins and digital currency financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in bitcoins directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The Bitcoin Index Price may be affected by the sale of other digital currency financial vehicles that invest in and track the price of bitcoins.

To the extent digital currency financial vehicles other than the Trust tracking the price of bitcoins are formed and represent a significant proportion of the demand for bitcoins, large redemptions of the securities of these digital currency financial vehicles, or private funds holding bitcoins, could negatively affect the Bitcoin Index Price, the Trust’s Bitcoin Holdings and the price of the Shares.

The impact of geopolitical or economic events on the supply and demand for bitcoins is uncertain but could motivate large-scale sales of bitcoins, which could result in a reduction in the Bitcoin Index Price and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins, which are relatively new, are subject to supply and demand forces based on the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoins either globally or locally. Large-scale sales of bitcoins would result in a reduction in the Bitcoin Index Price and could adversely affect an investment in the Shares.

Demand for bitcoin is driven, in part, by its status as the most prominent and secure digital asset. It is possible that a digital asset other than bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and adversely affect an investment in the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass and, as a result, it has a “first-to-market” advantage over other digital assets. As of December 31, 2025, bitcoin was the largest digital asset by market capitalization and had the largest user base and largest combined mining power. Despite this first-to-market advantage, as of December 31, 2025, there were over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $2.96 trillion (including the approximately $1.75 trillion market cap of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned Blockchain platforms rather than open platforms like the Bitcoin Network. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect an investment in the Shares.

Investors may invest in bitcoin through means other than the Shares, including through direct investments in bitcoin and other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of bitcoin are formed and represent a significant proportion of the demand for bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding bitcoin, could negatively affect the Bitcoin Index Price, the Bitcoin Holdings, the price of the Shares, the NAV and the NAV per Share.

Risk Factors Related to the Trust and the Shares

As the Sponsor and its management have no meaningful history of operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has no meaningful history of past performance in managing investment vehicles like the Trust. Affiliates of the Sponsor have operated similar products in Europe for several years. The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the bitcoin and private funds industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

The value of the Shares could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares and storage of the bitcoins have been developed specifically for this product. There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have an adverse effect on an investment in the Shares. In addition, although the Trust is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

The Shares may trade at a price that is at, above or below the Trust’s Bitcoin Holdings per Share and any discount or premium in the trading price relative to the Trust’s Bitcoin Holdings per Share may widen as a result of non-concurrent trading hours.

The Shares may trade on Nasdaq at, above or below the Trust’s Bitcoin Holdings per Share. The Trust’s Bitcoin Holdings per Share will fluctuate with changes in the market value of the Trust’s assets. The trading price of the Shares will fluctuate in accordance with changes in the Trust’s Bitcoin Holdings per Share as well as market supply and demand. The price difference may be due, in large part, to the fact that supply and demand forces at work in the public trading market for Shares are closely related, but not identical, to the same forces influencing the Bitcoin Index Price. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share.

Authorized Participants, or their clients or customers, may have an opportunity to participate directly in the spot markets and they may profit in these instances if they can create a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Sponsor expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track the Bitcoin Holdings per Share closely over time. Such arbitrage opportunities will not be available to Shareholders who are not Authorized Participants.

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in the price of bitcoin.

The Sponsor does not actively manage the bitcoin held by the Trust. This means that the Sponsor does not sell bitcoin at times when its price is high, or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

If Authorized Participants are able to purchase or sell large aggregations of bitcoins in the open market at prices that are different than the Bitcoin Index Price, the arbitrage mechanism intended to keep the price of the Shares closely linked to the Bitcoin Index Price may not function properly and the Shares may trade at a discount or premium to the Bitcoin Holdings per Share.

The arbitrage mechanism on which the Trust relies to keep the price of the Shares closely linked to the Bitcoin Index Price may not function properly if Authorized Participants are able to purchase or sell large aggregations of bitcoins in the open market at prices that are materially higher or lower than the Bitcoin Index Price. Authorized Participants may purchase or sell bitcoins on public or private markets not included among the Bitcoin Exchanges included in the Index, and such transactions may take place at prices materially higher or lower than the Bitcoin Index Price. Furthermore, while the Index provides a reference rate for the price of bitcoin by identifying the principal exchange of bitcoin at any given time, the prices on each individual Bitcoin Exchange are not necessarily equal to the value of a bitcoin as represented by the Index.

Although the average price variance between the Bitcoin Index Price and the price of bitcoins on the Bitcoin Exchanges, both individually and as a group, has historically been immaterial, the price of bitcoins on an individual Bitcoin Exchange has historically been, and could in the future be, materially higher or lower than the Bitcoin Index Price. Under either such circumstance, the arbitrage mechanism will function to link the price of the Shares to the prices at which Authorized Participants are able to purchase or sell large aggregations of bitcoins. To the extent such prices differ materially from the Bitcoin Index Price, the price of the Shares may no longer track, whether temporarily or over time, the Bitcoin Index Price, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoins and the Bitcoin Index Price.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of bitcoin may be problematic if the process for the purchase and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of Shares (which depend on timely transfers of bitcoin to and by the Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Broker or Custodians, the operational issues that may arise from the initial implementation of an all-cash trade model to accommodate the change from the originally contemplated in-kind creations and redemptions to cash creations and redemptions, the closing of digital asset trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Bitcoin Network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. Alternatively, in the case of a network outage or other problems affecting the Bitcoin Network, the processing of transactions on the Bitcoin Network may be disrupted, which in turn may prevent Bitcoin Trading Counterparties from depositing or withdrawing bitcoin from their accounts, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering bitcoin in return for Baskets, the price of Shares may diverge from the value of bitcoin.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them to buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or to sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

The inability of Authorized Participants and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient bitcoin liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of bitcoin, wide spreads between prices quoted on different digital asset trading platforms, etc.), such conditions may make it difficult to create or redeem Baskets or cause them not to create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to bitcoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. To the extent Authorized Participants wish to use futures to hedge their exposure, note that while growing in recent years, the market for exchange-traded bitcoin futures has a limited trading history and operational experience and may be less liquid, more volatile and more vulnerable to economic, market and industry changes than more established futures markets. The liquidity of the market will depend on, among other things, the adoption of bitcoin and the commercial and speculative interest in the market.

The Authorized Participants serve in such capacity for several competing exchange-traded bitcoin products, which could adversely affect the market for the Shares.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. Some or all of the Trust’s Authorized Participants are expected to serve as authorized participants or market makers for one or more exchange-traded bitcoin products that compete with the Trust. This may make it more difficult to engage or retain Authorized Participants for the Trust. Furthermore, because there is no obligation on the part of the Authorized Participants to engage in creation and redemption or market making activities with respect to the Trust’s Shares, decisions by the Authorized Participants to not engage with the Trust or its Shares may result in a decline in the liquidity of the Shares and the price of the Shares may fluctuate independently of the price of Trust’s bitcoin (i.e., at a greater premium or discount to the Trust’s NAV).

The postponement, suspension or rejection of creation or redemption orders may adversely affect an investment in the Shares.

Under the Trust Agreement, the Sponsor may suspend or reject creation or redemption orders, as applicable, for a variety of permitted reasons under certain circumstances. To the extent such orders are suspended or rejected, the arbitrage mechanism resulting from the process through which Authorized Participants create and redeem Shares directly with the Trust may fail to closely link the price of the Shares to the value of the underlying bitcoins, as measured using the Bitcoin Index Price. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the Bitcoin Index Price and may fall.

Furthermore, the placement of in-cash creation and redemption orders requires additional administrative steps as compared to in-kind creation and redemption orders, which could hinder arbitrage opportunities for in-cash creation and redemption orders. The Sponsor, Administrator or Marketing Agent’s failure to quickly execute such administrative steps could cause a delay in the execution of an Authorized Participant’s order, which could hinder an Authorized Participant’s ability to arbitrage the difference between the Bitcoin Index Price and the price of the Shares, thereby impacting an Authorized Participant’s ability to keep the price of the Shares closely linked to the Bitcoin Index Price.

The Trust could experience unforeseen difficulties in operating and maintaining key elements of its technical infrastructure.

The Bitcoin Account has been designed specifically to provide security for the Trust’s assets and may be expanded, updated and altered from time to time. Any effort to expand, update or alter the security system is likely to be complex, and unanticipated delays in the completion of these projects may lead to unanticipated project costs, operational inefficiencies or vulnerabilities to security breaches. In addition, there may be problems with the design or implementation of the Bitcoin Account or with an expansion or upgrade thereto that are not evident during the testing phases of design and implementation, and that may only become apparent after the Trust has utilized the infrastructure. Any issues relating to the performance and effectiveness of the security procedures used by the Trust and the Custodians to protect the Bitcoin Account, such as algorithms, codes, passwords, multiple signature systems, encryption and telephone call-backs (together, the “Security Procedures”), may have an adverse impact on an investment in the Shares.

The Security Procedures implemented by the Custodians are technical and complex, and the Trust depends on the Security Procedures to protect the storage, acceptance and distribution of data relating to bitcoins and the digital wallets into which the Trust deposits its bitcoins. The Security Procedures may not protect against all errors, software flaws (i.e., bugs) or vulnerabilities. Defects in the Security Procedures may only be discovered after a failure in a Custodian’s safekeeping and storage of the Trust’s bitcoins.

It is not uncommon for businesses in the bitcoin space to experience large losses due to fraud and breaches of their security systems. For example, in September 2015, the global bitcoin payment agent BitPay lost approximately $1.8 million of bitcoins due to a hacker’s fraudulent impersonation of BitPay’s CFO, whereby the hacker was able to access the CFO’s email account and successfully request BitPay’s custodian to transfer funds.

Furthermore, the Trust’s private keys required to transfer the Trust’s bitcoins are stored in vaults located across the world, including but not limited to the United States, Europe, including Switzerland, and South America, which could be subject to (i) hostile regulatory treatment of bitcoin, (ii) unforeseen social, economic or political unrest and (iii) natural or man-made disaster. For example, one of the Custodian’s vaults is located in a South American country that could be considered to have an elevated risk of hostile regulatory treatment and social, economic or political unrest, including high rates of inflation and general economic mismanagement. If a vault were compromised, it could cause a possible delay in operations of up to 72 hours, which could have a negative impact on the value of the Shares.

The Trust’s and the Custodians’ ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of the Trust’s bitcoins.

Bitcoin Exchanges and large holders of bitcoins must adapt to technological change in order to secure and safeguard client accounts. While the Sponsor believes the Security Procedures in place have been reasonably designed to safeguard the Trust’s bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack, such assessment is based on known technology and threats. As technological change occurs, the security threats to the Trust’s bitcoins will likely adapt and previously unknown threats may emerge. Furthermore, the Sponsor believes that the Trust may become a more appealing target of security threats as the size of the Trust’s assets grows. To the extent that the Trust or the Custodians are unable to identify and mitigate or stop new security threats, the Trust’s bitcoins may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Security threats to the Bitcoin Account could result in the halting of Trust operations, the suspension of redemptions, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the Bitcoin Exchange Market since the launch of the Bitcoin Network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm the Trust’s business operations or result in loss of the Trust’s assets. Any breach of the Trust’s infrastructure could result in damage to the Trust’s reputation and reduce demand for the Shares, resulting in a reduction in the price of the Shares. Furthermore, the Sponsor believes that, as the Trust’s assets grow, it may become a more appealing target for security threats such as hackers and malware.

The Sponsor believes that the Security Procedures that the Sponsor and Custodians utilize are reasonably designed to safeguard the Trust’s bitcoins from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, the Security Procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust, absent gross negligence, willful misconduct or bad faith on the part of the Sponsor, the Custodians or their agents.

The Security Procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor or the Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Bitcoin Account, private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of the Custodians or the Sponsor to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of the Bitcoin Account occurs, the market perception of the effectiveness of the Trust could be harmed, which could result in a reduction in the price of the Shares.

In the event of a security breach of the Bitcoin Account, the Trust may cease operations, suspend redemptions or suffer a reduction in assets, the occurrence of each of which could result in a reduction in the price of the Shares.

A loss of confidence or breach in the Trust’s security and technology policies may adversely affect the Trust and the value of an investment in the Shares.

The Trust, Sponsor, Custodians and each of their agents will take measures to protect the Trust and its bitcoins from unauthorized access, damage or theft. However, it is possible that the Security Procedures in place may not prevent improper access to, or damage or theft of the Trust’s bitcoins. A security breach could harm the Trust’s reputation or result in the loss of some or all of the Trust’s bitcoins, which represent the Trust’s only asset. A resulting perception that the Security Procedures do not adequately protect the Trust’s bitcoins could result in a loss of current or potential Shareholders, reducing demand for, and price of, the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Shares.

Bitcoin transactions are not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer of bitcoins or a theft of bitcoins generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of bitcoins will regularly be made to or from the Bitcoin Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoins could be transferred from the Prime Broker or the Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

For example, in September 2014, the Chinese Bitcoin Exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers, although it claimed that many customers returned the bitcoins and litecoins. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s bitcoins through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Trust bitcoins. The Trust will also be unable to convert or recover Trust bitcoins transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect an investment in the Shares.

The Trust’s bitcoins may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Trust’s bitcoins could be lost, stolen or destroyed. The Sponsor believes that the Trust’s bitcoins held in the Bitcoin Account will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoins. Although the Custodians use Security Procedures with various elements, neither the Custodians nor the Sponsor can guarantee the prevention of such loss, damage or theft, whether caused intentionally, accidentally or by an act of God. Access to the Trust’s bitcoins could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Transfer Agent, Cash Custodian, Prime Broker and Custodians and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person is liable.

The Trust is not a banking institution and is not a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, investments in the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Likewise, the Custodians are not depository institutions and are not members of the FDIC or SIPC and, therefore, the Trust’s assets held with the Custodians are not subject to FDIC or SIPC insurance coverage. In addition, neither the Trust nor the Sponsor insure the Trust’s bitcoins.

While the Coinbase Custodian and BitGo have advised the Sponsor that it has insurance coverage, up to $320 million in the case of the Coinbase Custodian, $250 million in the case of BitGo and $50 million in the case of Komainu, that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s bitcoins, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of such Custodian, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by a Custodian may be substantially lower than the assets of the Trust held by such Custodian. While the Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under each of the Custody Agreements, the respective Custodian’s liability is limited. With respect to the Coinbase Custody Agreement, Coinbase Custody’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Coinbase Custodian’s liability; (ii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Coinbase Custodian is not liable under the Coinbase Custody Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s bitcoins or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the relevant agreement during the three-month period immediately preceding the first incident that caused the liability.

In general, Komainu’s (and its affiliates’) liability arising out of or relating to the Komainu Custody Agreement will be limited to those damages that are caused directly by Komainu’s failure to exercise such care and skill to be reasonably expected of a professional custodian for hire of assets of the same type as the Trust’s assets, acting without gross negligence, willful default or fraud. More particularly, Komainu’s liability is limited by the following, among others: (i) in no event shall Komainu (or its affiliates) be liable for any reduction in the value of the Trust’s assets; (ii) in no event shall Komainu (or its affiliates) be liable for any losses suffered or incurred due to an event (or series of connected events) which could reasonably be considered to be outside of Komainu’s control; (iii) in no event shall Komainu (or its affiliates) be liable for any indirect or consequential loss, loss of profits, contract, revenue, cost, opportunity, anticipated savings, business and/or goodwill, in each case, arising out of or in connection with the Komainu Custody Agreement, even if that loss or damage was reasonably foreseeable or Komainu (or its affiliates) was aware of the possibility of that loss or damage arising. To the extent that Komainu (or its affiliates) is liable in accordance with the terms of the Komainu Custody Agreement, Komainu’s (or its affiliates’) liability to the Trust in the case of Theft (a “Theft” is defined in the Komainu Custody Agreement as unauthorized access to Komainu’s systems by a third party resulting in a reduction of the amount of the Trust’s assets held by Komainu on behalf of the Trust) shall be limited to the higher of the service fees (paid and/or payable) by the Trust to Komainu under the Komainu Custody Agreement during the twenty-four (24) month period immediately preceding the Theft, or the actual amount received by Komainu under its insurance policies maintained, if any, for the Theft. Other than in the case of Theft, to the extent that Komainu (or its affiliates) is liable given the limitation and exclusions outlined in the Komainu Custody Agreement, Komainu (or its affiliates) shall not be liable to the Trust (whether arising in contract, tort (including negligence), breach of statutory duty or otherwise) for any sum which would result in Komainu’s (or its affiliates) total liability under the Komainu Custody Agreement to exceed the service fees paid or payable by the Trust to Komainu under the agreement during the twelve (12) month period immediately preceding the event (or series of connected events) giving rise to the liability.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Broker’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability, and (B) the value of the cash or affected bitcoin giving rise to the Prime Broker’s liability; (ii) in respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Trust and the Prime Broker and its affiliates (including the Coinbase Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Account) or the Custodians (in the case of the Vault Accounts) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in the bankruptcy of an entity such as the Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Account) or the Custodians (in the case of the Vault Accounts), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on the value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties to treat the bitcoin credited to the Vault Account at the Coinbase Custodian as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If either Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin was part of such Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the respective Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of a Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Account, in which the Trust’s bitcoin and cash are held in omnibus accounts by the Prime Broker (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Account.

The Prime Broker is not required to hold any of the bitcoin or cash in the Trust’s Trading Account in segregation. Within the Trading Account, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Account represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Account could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Custodians or Prime Broker, absent fraud, gross negligence, bad faith or willful misconduct on the part of the Sponsor. As a result, the recourse of the Trust or the Shareholders to the Sponsor, including in the event of a loss of bitcoin by the Custodians or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Custodians and Prime Broker. In particular, the Prime Broker Agreement and Coinbase Custody Agreement provide that neither the Sponsor nor its affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Coinbase Custody Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by a Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

If the Trade Credits are not available or become exhausted, the Trust may face delays in buying or selling bitcoin that may adversely impact Shareholders; if the Trust does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Post-Trade Financing Agreement (the “Trade Financing Agreement”). The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of bitcoin related to cash creations and redemptions or the selling of bitcoin related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be in held the Trading Account for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Index price used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market.

The Trust generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set-off against all of the Trust’s right, title and interest, in the Trust’s Trading Account and Vault Account established pursuant to the Prime Broker Agreement and Coinbase Custody Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets held at the Coinbase Custodian or Prime Broker and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Prime Broker may be used to facilitate the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants and the sale of bitcoin to pay Trust expenses not assumed by the Sponsor. The Prime Broker relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of bitcoin. In particular, the Prime Broker has disclosed that customer cash held by the Prime Broker, including the cash associated with the Trust’s Trading Account, is held in one or more banks’ accounts for the benefit of the Prime Broker’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act of 1940 and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money-transmitter laws (“Money Market Funds”). The Prime Broker has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Account. First, any cash related to the Trust’s purchase or sale of bitcoin will be held in an omnibus account in the Prime Broker’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Broker for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Broker has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Account in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Broker has represented that it currently conducts an overnight sweep of the excess into U.S. government money market funds. The Sponsor has not independently verified the Prime Broker’s representations. To the extent that the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Prime Broker’s banking partners or the imposition of operational restrictions by these banking partners and the inability of the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Broker could be unable to establish accounts with new banking partners or establish new banking relationships, or that the banks with which the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Broker holds customer cash, including the cash associated with the Trust’s Trading Account (which is used by the Prime Broker to move cash flows associated with the Trust’s orders to sell bitcoin in connection with payment of Trust expenses not assumed by the Sponsor), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC, as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access any of the Trust’s cash held with the Prime Broker in the Trust’s Trading Account or associated with the Trust’s orders to sell bitcoin in connection with payment of Trust expenses not assumed by the Sponsor. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash, in the Trust’s Trading Account associated with the Trust’s orders to sell bitcoin in connection with payment of Trust expenses not assumed by the Sponsor, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections. Although the Prime Broker has made certain representations to the Sponsor regarding the Prime Broker’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Broker maintains cash on behalf of its customers (including the Trust), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Trust may maintain cash balances with the Prime Broker that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Broker at Money Market Funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

Bitcoins held by the Trust are not subject to FDIC or SIPC protections.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The undivided interests in the Trust’s bitcoins represented by Shares in the Trust are not insured directly by the Trustee or the Sponsor.

The Custodians’ limited liability under the Custody Agreements may impair the ability of the Trust to recover losses relating to its bitcoins and any recovery may be limited, even in the event of fraud, to the market value of the bitcoins at the time the fraud is discovered.

Under the Coinbase Custody Agreement, the Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Vault Account at the time the events giving rise to the liability occurred and (ii) the fair market value of the Vault Account at the time that the Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

In addition, the Coinbase Custodian will not be liable for any delay in performance or any non-performance of any of its custodial obligations under the Trust Agreement or any Authorized Participant Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. The Coinbase Custodian will also not be liable for any system failure or third-party penetration of the Bitcoin Account, unless such system failure or third-party penetration is the result of gross negligence, bad faith or willful misconduct on the part of the Custodian. As a result, the recourse of the Trust or the Shareholder, under New York law, is limited.

Under the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the relevant agreement during the three-month period immediately preceding the first incident that caused the liability.

In addition, BitGo shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of BitGo, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of BitGo.

Under the Komainu Custody Agreement, Komainu’s (or its affiliates’) liability to the Trust in the case of Theft is limited to the greater of (i) the service fees paid or payable by the Trust to Komainu under the Komanu Custody Agreement during the 24-month period immediately preceding the Theft, or (ii) the actual amount received by Komainu under its insurance policies maintained, if any, for the Theft, or related to such claim, which shall be prorated across all clients impacted by such Theft. Other than in the case of Theft, Komainu (or its affiliates) shall not be liable to the Trust (whether arising in contract, tort (including negligence), breach of statutory duty or otherwise) for any sum which would result in Komainu’s (or its affiliates’) total liability under the Komainu Custody Agreement to exceed the service fees paid or payable by the Trust to Komainu under the Komainu Custody Agreement during the 12-month period immediately preceding the event giving rise to liability.

In addition, Komainu shall not be liable for any losses or for its failure to comply with its obligations under the Komainu Custody Agreement if such losses or failure is caused by, or is directly or indirectly due to circumstances beyond Komainu’s reasonable control (including industrial action or strike action; currency restrictions; suspension or disruption of the normal procedures and practices of, or disruption of the infrastructure of, any settlement provider, clearing house, distributed ledger technology network, securities market or exchange; acts, omissions or insolvency of a third party; failure of a material utility supply; war damage; terrorist action; the act of any governmental agency or other competent authority; riot; pandemic or epidemic; fire; or flood lock-out); provided, that Komainu shall: (i) notify the Trust in a timely manner of the occurrence of a perceived force majeure event and its anticipated duration and impact; and (ii) use reasonable efforts to minimize the effects of the event.

The Trust may not have adequate sources of recovery if its bitcoins are lost, stolen or destroyed.

If the Trust’s bitcoins are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to a Custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

If a Custody Agreement is terminated or a Custodian fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian, which could pose a challenge to the safekeeping of the Trust’s bitcoins, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Custodians and the Bitcoin Trading Counterparties to operate. The Custodians perform essential functions in terms of safekeeping the Trust’s bitcoin in the Vault Accounts. In addition, the Bitcoin Trading Counterparties, including Coinbase Custodian’s affiliate, Coinbase Inc., in its capacity as Prime Broker, facilitate the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, the selling or transfer of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Trust’s bitcoin. If the Custodians or Bitcoin Trading Counterparties, including Prime Broker fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Creation Units, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Sponsor could decide to replace one of the Custodians as a Custodian with custody of the Trust’s bitcoins, pursuant to the Custody Agreements. Similarly, the Custodians or Prime Broker could terminate their applicable agreements. The Coinbase Custodian or Coinbase Inc. could terminate services under the Coinbase Custody Agreement or the Prime Broker Agreement, respectively, upon providing the applicable notice to the Trust for any reason, or immediately for Cause (a “Termination for Cause” is defined in the Coinbase Custody Agreement as (i) the Trust materially breaching any provision of the Coinbase Custody Agreement; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to the Coinbase Custodian’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits). In addition, BitGo may terminate the BitGo Custody Agreement for any reason upon providing at least thirty (30) days’ written notice to the Trust and to the Sponsor, or immediately if BitGo perceives a risk of legal or regulatory non-compliance associated with the Trust’s custodial account activity, among others. Komainu may terminate the Komainu Custody Agreement for any reason upon providing at least three (3) months’ written notice to the Trust, or immediately upon written notice to the Trust if: (i) Komainu determines, in its sole discretion, that continued provision of the custody services would result in violation of applicable law or regulation relating to either Komaniu or the Trust and the parties are unable to amend the relevant provisions of the Komainu Custody Agreement, (ii) a force majeure event, as defined in the Komainu Custody Agreement, continues for at least forty-five (45) days, or (iii) the Trust does not utilize the custody services set forth in the Komainu Custody Agreement for a period of twelve (12) months from the effective date of the Komainu Custody Agreement. Transferring maintenance responsibilities of a Vault Account at a Custodian to another custodian will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc., (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust.

Also, if a Custodian or Coinbase Inc. becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform their obligations under their contractual agreements with the Trust, or abruptly discontinues the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s bitcoin or as the Trust’s broker under the same terms as the current Custody Agreements or Prime Broker Agreement or at all. To the extent that the Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custody agreement or prime broker agreement that is less favorable for the Trust, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Sponsor may need to find and appoint a replacement custodian quickly, which could pose a challenge to the safekeeping of the Trust’s bitcoin.

The Sponsor could decide to replace one or both of the Custodians as the custodian of the Trust’s bitcoin. Transferring maintenance responsibilities of the Trust’s account with a Custodian to another party will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. The Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custody Agreements. To the extent that the Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin.

The Custodians and Cash Custodian could become insolvent.

If the Custodians or Cash Custodian becomes insolvent or subject to a receivership or bankruptcy proceeding, the Trust’s operations may be adversely affected, and there is a risk that the insolvency, receivership or bankruptcy of a Custodian may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. The Trust’s assets will be held in one or more accounts maintained for the Trust by the Custodians. Further, the Custodians have agreed to hold Trust assets for the benefit of the Trust as the entitlement holder, and while the Trust assets will be commingled with assets of the Custodians’ other customers in an omnibus account, such assets will not be commingled with either Custodian’s proprietary assets. While other types of assets held in a similarly segregated manner have been deemed not to be part of the custodian’s bankruptcy estate under various regulatory regimes, bankruptcy courts have not yet fully addressed the appropriate treatment of custodial holdings of digital assets and any such determination may be highly fact-specific.

Given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy or receivership proceeding of an entity such as either Custodian, in the event of an insolvency, receivership or bankruptcy proceeding with respect to a Custodian, there is a risk that the Trust’s assets may be considered the property of the bankruptcy estate of such Custodian, and that customers of such Custodian – including the Trust – may be at risk of being treated as general unsecured creditors of such Custodian and subject to the risk of total loss or markdowns on value of such assets. Moreover, even if the Trust’s assets ultimately are not treated as part of a Custodian’s bankruptcy estate, the automatic stay could apply until the bankruptcy court made such a determination, and the limited precedent and fact-dependent nature of the determination could delay or preclude the return of such assets to the Trust. Further, the bankruptcy court may permit a Custodian to retain possession or custody of its customers’ assets until any claims the estate may have against the customers (including the Trust) are resolved.

An actual or perceived business failure or interruption, default, failure to perform security breach or other problems affecting a Custodian, Cash Custodian or Bitcoin Trading Counterparties could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares.

The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Authorized Participant Agreements.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on Nasdaq terminates its Authorized Participant Agreement, the liquidity of the Shares would likely decrease, which could adversely affect the market price of, and an investment in, the Shares.

There is no guarantee that an active trading market for the Shares will continue to develop.

There can be no assurance an active trading market of the Shares will develop on Nasdaq. The Sponsor may elect to terminate the Trust if it determines, at its sole discretion, that the Trust is not an economically viable size, i.e., if the Trust fails to raise sufficient revenue to cover the costs associated with launching and maintaining the Trust, which could result in the liquidation of the Trust’s bitcoins at a time that is disadvantageous to Shareholders.

To the extent that Nasdaq halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, thus adversely affecting an investment in the Shares. If an active trading market for the Shares does not exist or continue to exist, the market prices and liquidity of the Shares may be adversely affected.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the Bitcoin Index Price is lower than it was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s bitcoins are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if the Bitcoin Index Price were higher at the time of sale.

The Trust Agreement includes a provision that restricts the right of a beneficial owner of a statutory trust from bringing a derivative action.

Under Delaware law, the right of a beneficial owner of a statutory trust (such as a Shareholder of the Trust) to bring a derivative action (i.e., to initiate a lawsuit in the name of a the statutory trust in order to assert a claim belonging to the statutory trust against a fiduciary of the statutory trust or against a third party when the statutory trust’s management has refused to do so) may be restricted by the terms of the governing instrument of the statutory trust. The Trust Agreement provides that in addition to any other requirements of applicable law, no Shareholder shall have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who (i) are not affiliates of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. Therefore, the Trust Agreement limits the likelihood that a Shareholder could successfully assert a derivative action.

The Administrator is solely responsible for determining the value of the bitcoins, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Administrator will determine the Trust’s Bitcoin Holdings and Bitcoin Holdings per Share on a daily basis as soon as practicable after 4:00 p.m. ET on each business day. The Administrator’s determination is made utilizing data from the Custodians’ operations and the Bitcoin Index Price, calculated at 4:00 p.m. ET on such day. To the extent that the Trust’s Bitcoin Holdings or Bitcoin Holdings per Share are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting an investment in the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed the Sponsor-assumed Fees, which are certain operational and periodic expenses of the Trust. Extraordinary expenses of the Trust (for example, expenses relating to litigation) are not assumed by the Sponsor and are instead borne by the Trust and paid through the sale of the Trust’s bitcoins. Because the Trust does not generate any income, every time that it delivers bitcoins to the Sponsor for the Sponsor’s Fee or sells bitcoins for the Additional Trust Expenses, the number of bitcoins represented by each Share will gradually decrease over time. In addition, the Sponsor may, at its sole discretion, increase the Sponsor’s Fee or decrease the Sponsor-paid Expenses which could result in a greater decline in the number of bitcoins that the Trust holds. Such an increase in the Sponsor’s Fee or decrease in the Sponsor-paid Expenses could occur if the expenses of the Trust materially increase. Alternatively, the Sponsor could choose to decrease the Sponsor’s Fee in response to competitive pressures from other digital currency financial vehicles similar to the Trust. The Sponsor will balance such competitive pressures and the costs that it incurs in acting as Sponsor for the Trust when determining the Sponsor’s Fee. The Sponsor has no current intention of increasing or decreasing the Sponsor’s Fee or modifying the terms of the Trust Agreement related to Sponsor-paid Expenses, and there are no specific circumstances under which the Sponsor has determined it would do so.

The Trust’s delivery or sale of bitcoins to pay expenses or other operations of the Trust could result in Shareholders incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of bitcoins by the Trust to pay the Sponsor’s Fee or other expenses and each sale of bitcoins by the Trust to pay Additional Trust Expenses will be a taxable event to Shareholders. Thus, the Trust’s payment of expenses could result in Shareholders’ incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business — U.S. Federal Income Tax Consequences.”

If the Trust incurs extraordinary expenses in U.S. dollars, the Trust will sell bitcoins to pay these expenses. The sale of the Trust’s bitcoins to pay expenses at a time of low bitcoin prices could adversely affect the value of the Shares.

The Sponsor will sell bitcoins held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis, irrespective of then-current bitcoin prices on the Bitcoin Exchange Market. The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the price of bitcoins. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s bitcoins may be sold at a time when the bitcoin prices on the Bitcoin Exchange Market are low, resulting in a negative impact on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent, the Administrator or the Custodians under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent, the Administrator, the Custodians and Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent, the Administrator, Custodians or Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Trust’s Bitcoin Holdings and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and an investment in the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding bitcoins; however, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of bitcoins. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be Additional Trust Expenses and be borne by the Trust through the sale of the Trust’s bitcoins. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate the Trust’s bitcoins. As a result, an intellectual property rights claim against the Trust could adversely affect an investment in the Shares.

Risk Factors Related to the Regulation of the Trust and the Shares

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, greatly restricts transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not registered as an investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Regulatory changes or actions may alter the nature of an investment in the Shares or restrict the use of bitcoins or the operation of the Bitcoin Network or the Bitcoin Exchange Market in a manner that adversely affects an investment in the Shares.

As bitcoins have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial institution regulators) have been examining the Bitcoin Network, bitcoin users and the Bitcoin Exchange Market, with particular focus on the extent to which bitcoins can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold bitcoins for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by bitcoins to investors. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In 2013 guidance, FinCEN took the position that any administrator or exchanger of convertible digital currencies, including bitcoins, must register with FinCEN as a money transmitter and must comply with the AML regulations applicable to money transmitters. FinCEN subsequently issued several interpretive letters clarifying which entities would be considered administrators or exchangers and which would be considered mere “users” not subject to registration. The requirement that bitcoin exchangers that do business in the U.S. register with FinCEN and comply with AML regulations may increase the cost of buying and selling bitcoins and therefore may adversely affect their price.

In 2015, the NYDFS finalized a rule that requires most businesses involved in digital currency business activity in or involving New York, excluding merchants and consumers, to apply for a license, commonly known as a BitLicense, from the NYDFS and to comply with AML, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to the BitLicense in New York, firms can apply for a charter to become limited purpose trust companies qualified to engage in digital currency business activity. Other states have considered regimes similar to the BitLicense (for example, a bill in California would have imposed a similar regime, although the bill was shelved), or have required digital currency businesses to register with their states as money transmitters, such as Washington and Georgia, which results in digital currency businesses being subject to requirements similar to those of NYDFS’ BitLicense regime. Certain state regulators, such as the Texas Department of Banking, Kansas Office of the State Bank Commissioner and the Illinois Department of Financial and Professional Regulation, have found that mere transmission of bitcoin, without activities involving transmission of fiat currency, does not constitute money transmission requiring licensure. The North Carolina Commissioner of Banks has issued guidance providing that North Carolina’s money transmission regulations only apply to the transmission of digital currency and not its use. The inconsistency in applying money transmitting licensure requirements to certain bitcoin businesses may make it more difficult for bitcoin businesses to provide services, which may affect consumer adoption of bitcoin and its price.

To date, the SEC has not asserted regulatory authority over the Bitcoin Network or bitcoin trading or ownership and has not expressed the view that digital currencies, including bitcoin should be classified or treated as securities for purposes of U.S. federal securities laws. However, the SEC has commented on bitcoin and bitcoin-related market developments and has taken action against investment schemes involving bitcoin. For example, in the SEC’s recent review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, they have stated that the bitcoin markets are not properly regulated. The SEC asserts that this results in the public markets’ inability to enter into surveillance-sharing agreements that help address concerns regarding fraudulent or manipulative acts and practices.

If the SEC were to determine that bitcoin is a security, the Trust and the Sponsor would be subject to additional regulatory and compliance requirements under U.S. federal securities laws, including the Investment Company Act and, with respect to the Sponsor, the Investment Advisers Act.

The CFTC treats bitcoin and other digital currencies as “commodities” under the CEA, thereby asserting jurisdiction over futures, swaps, and other CFTC-regulated derivatives that reference digital currencies. The CFTC has not, to date, taken the view that bitcoin is a “commodity interest,” which is defined under the CEA to include futures, swaps, and other derivatives based on commodities. Commodity interests are subject to CFTC regulation and thus, if bitcoin were to be deemed a commodity interest by the CFTC, the Trust and the Sponsor would be subject to additional regulatory and compliance requirements under the CEA and CFTC regulations.

To the extent that future regulatory actions or policies limit the ability to exchange bitcoins or utilize them for payments, the demand for bitcoins will be reduced and Authorized Participants may not seek to redeem Redemption Baskets in exchange for redemption proceeds in bitcoins. Furthermore, regulatory actions may limit the ability of end-users to convert bitcoins into fiat currency (for example, U.S. dollars) or use bitcoins to pay for goods and services. Such regulatory actions or policies would result in a reduction of demand, and in turn, the Bitcoin Index Price and the price of the Shares.

Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the Bitcoin Network, the Bitcoin Exchange Market and their users, particularly Bitcoin Exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoins by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the bitcoin economy in the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, Poland, India, Hong Kong, Canada, Singapore and the United States and globally, or otherwise negatively affect the value of bitcoins.

Additionally, U.S. state and Federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity. The value of bitcoins could thus be impacted by such adverse publicity.

If regulatory changes or interpretations of an Authorized Participant’s activities require the regulation of an Authorized Participant as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or virtual currency business under state regimes for the licensing of such businesses, an Authorized Participant may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Trust.

To the extent that the activities of an Authorized Participant cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, an Authorized Participant may be required to comply with FinCEN regulations, including those that would mandate an Authorized Participant to implement AML programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant may require it to be licensed as a money transmitter or as a virtual currency business, such as under NYDFS’s BitLicense scheme.

Such additional regulatory obligations may cause the Authorized Participant to incur extraordinary expenses, possibly increasing the levels of the commissions that an Authorized Participant charges its clients in a material and adverse manner. If an Authorized Participant determines not to comply with such additional regulatory and registration requirements, an Authorized Participant may terminate its role as an Authorized Participant of the Trust. Such a termination may decrease the liquidity of the Trust.

Additionally, to the extent an Authorized Participant is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or its Sponsor, decrease the liquidity of the Trust, and have a material adverse effect on the price of the Shares.

Banks may not provide banking services, or may cut off banking services, to businesses that provide bitcoin-related services or that accept bitcoin as payment, which could damage the public perception of bitcoin and the utility of bitcoin as a payment system and could decrease the price of bitcoins and adversely affect an investment in the Shares.

A number of companies that provide bitcoin-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Similarly, a number of such companies have had their existing bank accounts closed by their banks. Banks may refuse to provide bank accounts and other banking services to bitcoin-related companies or companies that accept bitcoin for a number of reasons, such as perceived compliance risks or costs. The difficulty that many businesses that provide bitcoin-related services have and may continue to have in finding banks willing to provide them with bank accounts and other banking services may be currently decreasing the usefulness of bitcoin as a payment system and harming public perception of bitcoin or could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of bitcoin as a payment system and the public perception of bitcoin could be damaged if banks were to close the accounts of many or of a few key businesses providing bitcoin-related services. This could decrease the price of bitcoins and therefore adversely affect an investment in the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.

A significant portion of bitcoin is held by a small number of holders sometimes referred to as “whales.” These holders have the ability to manipulate the price of bitcoin. Unlike the exchanges for more traditional assets, such as equity securities and futures contracts, bitcoin and bitcoin trading venues are largely unregulated. As a result of the lack of regulation, individuals or groups may engage in fraud or market manipulation (including using social media to promote bitcoin in a way that artificially increases the price of bitcoin). Further, the largest bitcoin wallets are believed to hold, in aggregate, a significant percentage of the bitcoins in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoins, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of bitcoin.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoins in one or more countries, and ownership of, holding or trading in Shares may also be considered illegal and subject to sanctions.

The United States, China, Russia or other jurisdictions may take regulatory actions in the future that severely restrict the right to acquire, own, hold, sell or use bitcoins or to exchange bitcoins for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Shares. Such a restriction could subject the Trust or its Sponsor to investigations, civil or criminal fines and penalties, which could harm the reputation of the Trust or its Sponsor, and could result in the termination and liquidation of the Trust at a time that is disadvantageous to Shareholders, or may adversely affect an investment in the Shares.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require registration as money services businesses under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as money transmitters or digital currency businesses under state regimes for the licensing of such businesses, the Trust and/or Sponsor could suffer reputational harm and also extraordinary, recurring and/or nonrecurring expenses, which would adversely impact an investment in the Shares.

If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the registration of the Trust or Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust or Sponsor may be required to register and comply with such regulations. If regulatory changes or interpretations of the Trust’s or Sponsor’s activities require the licensing or other registration as a money transmitter or business engaged in digital currency activity (e.g., under the New York BitLicense regime) (or equivalent designation) under state law in any state in which the Trust or Sponsor operates, the Trust or Sponsor may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent that the Sponsor decides to continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, nonrecurring expenses to the Trust. Regulatory compliance would include, among other things, implementing AML and consumer protection programs. The Sponsor may also decide to terminate the Trust. Any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to Shareholders.

To the extent the Trust or its Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or its Sponsor, decrease the liquidity of the Trust, and have a material adverse effect on the price of the Shares. If the Sponsor decides to comply with such additional federal or state regulatory obligations and continue the Trust, the required registrations, licensure and regulatory compliance steps may result in extraordinary, nonrecurring expenses to the Trust, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, the Trust and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money services businesses’ money transmitters and businesses involved in digital currency business activity. If the Sponsor determines not to comply with such requirements, the Sponsor will act to dissolve and liquidate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoins at a time that is disadvantageous to Shareholders.

Regulatory changes or interpretations could cause the Trust and the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoins may be classified by the CFTC as “commodity interests” under the CEA or may be classified by the SEC as “securities” under U.S. federal securities laws. As of the date of this Annual Report, the Sponsor is not aware of any rules that have been proposed to regulate bitcoins as a commodity interest or a security. Although several U.S. federal district courts have recently held for certain purposes that bitcoins are currency or a form of money, these rulings are not definitive and the Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that bitcoins are deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoins at a time that is disadvantageous to Shareholders.

To the extent that bitcoins are deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and Investment Advisers Act. The Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoins at a time that is disadvantageous to Shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust will be treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were successful in asserting that the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes, although due to the uncertain treatment of bitcoins for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to the timing of recognition of gain or loss. In addition, tax information reports provided to Shareholders would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at a maximum marginal rate of 21%) on its net taxable income and certain distributions made by the Trust to Shareholders would be taxable as dividends to the extent of the Trust’s current and accumulated earnings and profits (which, in the case of a non-U.S. Shareholder, generally would be subject to U.S. federal withholding tax at a 30% rate (or a lower rate provided by an applicable income tax treaty)).

The treatment of bitcoins for U.S. federal income tax purposes is uncertain.

The Trust intends to take the position that each beneficial owner of Shares generally will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the bitcoins held in the Trust. Many significant aspects of the U.S. federal income tax treatment of bitcoins are uncertain, and the Sponsor does not intend to request a ruling from the IRS on these issues. On March 25, 2014, the IRS released a notice (the “Notice”), which discusses certain aspects of the treatment of virtual currencies, such as bitcoins, for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, (i) bitcoins are “property” that is not currency and (ii) bitcoins may be held as capital assets. There can be no assurance, however, that the IRS will not alter its position with respect to bitcoins in the future or that a court would uphold the treatment set forth in the Notice. In addition, legislation has been introduced that would, if enacted, cause bitcoins to be treated as currency for U.S. federal income tax purposes. If bitcoins were properly treated as currency for U.S. federal income tax purposes, gains recognized on the disposition of bitcoins would constitute ordinary income, and losses recognized on the disposition of bitcoins could be subject to special reporting requirements applicable to “reportable transactions.”

The Notice does not address other significant aspects of the U.S. federal income tax treatment of bitcoins, including: (i) whether bitcoins are properly treated as “commodities” for U.S. federal income tax purposes; (ii) whether bitcoins are properly treated as “collectibles” for U.S. federal income tax purposes, (iii) the proper method of determining a holder’s holding period and tax basis for bitcoins acquired at different times or at varying prices; and (iv) whether and how a holder of bitcoins acquired at different times or at varying prices may designate, for U.S. federal income tax purposes, which of the bitcoins is transferred in a subsequent sale, exchange or other disposition. Later, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “2019 Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. Recently, the IRS released additional guidance confirming that staking income paid in digital assets is included in gross income. (the “2023 Ruling” The 2019 Ruling and the 2023 Ruling, the “Rulings”). However, the Notice and the Rulings & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Rulings & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Rulings & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Rulings & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

Prospective investors are urged to consult their tax advisers regarding the substantial uncertainty regarding the tax consequences of an investment in bitcoins.

Future developments in the tax treatment of bitcoins could adversely affect an investment in the Shares.

The New York State Department of Taxation and Finance (“NYDTF”) has issued guidance regarding the application of New York State tax law to virtual currencies such as bitcoins. The NYDTF determined that New York State would follow the Notice with respect to the treatment of virtual currencies such as bitcoins for state income tax purposes. Furthermore, the NYDTF took the position that virtual currencies such as bitcoin are a form of “intangible property,” with the result that the purchase and sale of bitcoins for fiat currency is not subject to New York state sales tax (although exchanges of bitcoin for other goods and services may be subject to sales tax under barter transaction treatment). The New Jersey Division of Taxation has issued similar guidance, while the taxing authorities of various states other than New York and New Jersey have issued guidance exempting the acquisition and/or disposition of bitcoins from sales tax. It is unclear what further guidance on the treatment of bitcoins for state tax purposes may be issued in the future. If a state does not follow the Notice, such state’s treatment of bitcoins may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoins generally. Any such treatment may have a negative effect on the prices of bitcoins in the Bitcoin Exchange Market and may adversely affect the value of the Shares.

The treatment of virtual currencies such as bitcoins for tax purposes by non-U.S. jurisdictions may differ from the treatment of virtual currencies by the IRS or the NYDTF. If a foreign jurisdiction with a significant share of the market of bitcoin users imposes onerous tax burdens on bitcoin users, or imposes sales or value-added tax on purchases and sales of bitcoins for fiat currency, such actions could result in decreased demand for bitcoins in such jurisdiction, which could adversely affect the price of bitcoins and the value of the Shares.

Risk Factors Related to the Index

The Index, BRR and BRTI each have a limited history.

The Index, which was introduced on February 28, 2022, is based on materially the same methodology (except calculation time) as the BRR, which was first introduced on November 14, 2016, and is the rate on which bitcoin futures contracts are cash-settled in U.S. dollars at the CME. The Index and the BRR have a limited history and their value is an average composite reference rate calculated using volume-weighted trading price data from the Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Benchmark Administrator has substantial discretion at any time to change the methodology used to calculate the Index, including the Constituent Platforms that contribute prices to the Trust’s NAV. The Benchmark Administrator does not have any obligation to take the needs of the Trust, the Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of bitcoin in the future. Neither the CME Group nor the Benchmark Administrator has any obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index or in the selection of the Constituent Platforms used. The Constituent Platforms are chosen by the Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee.

The pricing sources (Constituent Platforms) used by the Index are digital asset trading venues that facilitate the buying and selling of bitcoin and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of bitcoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of bitcoin used in Index calculations and, therefore, could adversely affect the bitcoin price as reflected by the Index.

The Constituent Platforms have changed over time. For example, effective April 2017, Bitfinex and OKcoin were removed from the BRR due to trading restrictions. On January 25, 2019, itBit was suspended from the BRR due to data quality issues, which suspension was lifted on February 1, 2019 after the Benchmark Administrator confirmed that data quality assurance measures were in place to identify the errors that the itBit data contained through a full match of parameters. On August 30, 2019, Gemini was added to the BRR. The Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee, may remove or add Constituent Platforms in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the Index, see “Use of the CME CF Bitcoin Reference Rate – New York Variant.”

The Index is based on various inputs which may include price data from various third-party digital asset trading platforms. Neither the CME Group nor the Benchmark Administrator guarantees the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

The Trust utilizes the Index to establish its NAV and NAV per Share. In the event that the Index is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact an investment in the Shares or the Trust’s operations.

The BRTI also has a limited history and shares some of the same structural and methodological features and risks as the Index. The Trust utilizes the BRTI to establish its ITV. While investors are capable of assessing the intra-day movement of the price of the Shares and the bitcoin market price of bitcoin, Shareholders may use the ITV as a data point in their assessment of the value of the Shares. In the event that the BRTI is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact the utility of the ITV to Shareholders.

Although the Index and BRTI are designed to accurately capture the market price of bitcoin, third parties may be able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms of the Index and BRTI, and such transactions may take place at prices materially higher or lower than the level of the Index used to establish the NAV. To the extent such prices differ materially from the level of the Index used to establish the NAV, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect an investment in the Shares.

The Benchmark Administrator could experience systems failures or errors.

If the computers or other facilities of the Benchmark Provider, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Index may be delayed. Errors in Index data, the Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to errors in the Index, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Index is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Index’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Index is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of bitcoin. To the extent such prices differ materially from the market price for bitcoin, investors may lose confidence in the Shares’ ability to track the market price of bitcoins, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence.

The Index could fail to track the global bitcoin price and a failure of the Index could adversely affect the value of the Shares.

Although the Index is intended to accurately capture the market price of bitcoin, third parties may be able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of bitcoin on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Index provides a U.S. dollar-denominated composite for the price of bitcoin based on the volume-weighted price of a bitcoin on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of a bitcoin as represented by the Index. It is possible that the price of bitcoins on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoin. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of bitcoins, which could adversely affect the value of the Shares.

The Sponsor can discontinue using the Index and use a different pricing or valuation methodology instead.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based on an index, benchmark or standard other than the Index at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Index price of bitcoin differs materially from the global market price of bitcoin and/or that third parties are able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Index, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Index price used to calculate the value of the Trust’s bitcoin may be volatile, adversely affecting the value of the Shares.

The price of bitcoin on public digital asset trading platforms has a limited history, and during this history, bitcoin prices on the digital asset markets more generally, and on digital asset trading platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual digital asset trading platforms, the Index price, and the price of bitcoin generally, remains subject to volatility experienced by digital asset exchanges, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset trading platforms is limited, the Index will necessarily be composed of a limited number of digital asset trading platforms. If a digital asset trading platform were subjected to regulatory, volatility or other pricing issues, the Benchmark Administrator would have limited ability to remove such digital asset trading platform from the Index, which could skew the price of bitcoin as represented by the Index. Trading on a limited number of digital asset trading platforms may result in less favorable prices and decreased liquidity of bitcoin and, therefore, could have an adverse effect on the value of the Shares.

The Index price being used to determine the NAV of the Trust may not be consistent with GAAP. To the extent that the Trust’s financial statements are determined using a different pricing source that is consistent with GAAP, the NAV reported in the Trust’s periodic financial statements may differ, in some cases significantly, from the Trust’s NAV determined using the Index pricing.

The Trust will determine the NAV of the Trust on each business day based on the value of bitcoin as reflected by the Index. The methodology used to calculate the Index price to value bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Index is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor’s Fee and other expenses borne by the Trust will be determined using the Trust’s NAV determined daily based on the Index. Such NAV of the Trust determined using the Index price may differ, in some cases significantly, from the NAV reported in the Trust’s periodic financial statements.

The Index is subject to the limitations of its methodology and the bitcoin market.

Though the Index is designed to be representative of the bitcoin market or otherwise align with its stated objective, it may not be representative in every case or achieve its stated objective in all instances. The Index is designed and calculated strictly to follow the rules of its methodology, and any Index price or other output is limited in its usefulness to such design and calculation. In addition, the Index will necessarily be composed of a limited number of potential principal markets, and thus the Index may not reflect the value of bitcoin on crypto exchanges not considered in the Index. Furthermore, the Benchmark Administrator does not publicize its methodology at any given time, which may limit the ability of investors to evaluate the bitcoin prices that establish the value of the Index.

The bitcoin market can be volatile, including those market interests that the Index intends to measure or upon which the Index is dependent in order to achieve its stated objective. For example, illiquidity can have an impact on the quality or amount of data available to the Benchmark Administrator for calculation, and may cause the Index to produce unpredictable or unanticipated results. In addition, market trends and changes to market structure may render the objective of the Index unachievable or cause the Index to become impractical to replicate.

Risks Related to Pricing.

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based on the Index. The price of bitcoin in U.S. dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s Bitcoin Holdings as reflected in the Index. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of digital asset trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin.

Shareholders also should note that the size of the Trust in terms of total bitcoin held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s Bitcoin Holdings or Bitcoin Holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Index tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Index, the Trust may not achieve the desired degree of correlation between its performance and that of the Index and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

The value of bitcoin as reflected by the Index may be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility which could adversely affect an investment in the Shares.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. The Index is determined using data from various Bitcoin Exchanges. The Sponsor believes that momentum pricing of bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of bitcoin, inflating and making the Index more volatile. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in the Index, which could adversely affect an investment in the Shares.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its Shareholders, which may permit them to favor their own interests to the detriment of the Trust and its Shareholders.

The Sponsor will manage the business and affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Benchmark Administrator and the Authorized Participants, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor may select service providers that are affiliates, such as Komainu, which may create or give the appearance of a conflict of interest with Shareholders’ best interest;

●	The Sponsor’s staff also services affiliates of the Sponsor and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the business and affairs of the Trust;

●	The Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

●	There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to this offering; and

●	The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust.

By investing in the Shares, investors agree and consent to the provisions set forth in the Trust Agreement.

Prime Broker.

The Prime Broker may have actual or potential conflicts of interest in connection with providing Prime Broker Services. The Prime Broker provides various services to the Trust, including custody and settlement. The Prime Broker may also act as a Bitcoin Trading Counterparty, meaning that it buys and sells bitcoin from and to the Trust in connection with the creation and redemption of Baskets. This dual role may create a situation where the interests of the Prime Broker do not align with the interests of Shareholders. As a result, the Prime Broker may have an incentive to favor its own interests and interests of its affiliates over those of the Trust.

The Sponsor has no control over the actions of the Prime Broker and relies on the Prime Broker to act in good faith and in compliance with applicable laws and regulations and the Prime Broker Agreement, which requires the Prime Broker to have in place certain policies and procedures designed to mitigate such conflicts. However, there can be no assurance that the Prime Broker will not abuse its dual roles or that the Sponsor will be able to detect, prevent, or remedy any such abuse. The Trust may also have limited recourse or ability to enforce its rights against the Prime Broker in the event of a dispute or breach. Therefore, the Prime Broker’s conflicts of interest may adversely affect the Trust’s operations and performance, and may result in losses or liabilities for the Trust.

Affiliates of the Sponsor may invest in or trade bitcoin without regard to the interests of the Trust or its Shareholders.

Affiliates of the Sponsor have substantial direct investments in bitcoins. Such affiliates of the Sponsor are permitted to manage such investments, taking into account their own interests, without regard to the interests of the Trust or its Shareholders. Affiliates of the Sponsor may obtain exposure to bitcoin through investment in the Shares.

To the extent that any substantial investment in bitcoins is initiated, materially increased or materially reduced, such investment can affect the Bitcoin Index Price. The initiation of, or material increases in, a substantial investment in bitcoin may result in an increase in the Bitcoin Index Price. A material reduction in a substantial investment may result in a decrease in the Bitcoin Index Price, having a negative impact on the value of Shares.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate the bitcoins held by the Trust.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital currency financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or to continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust or an investment in the Shares and the Trust may terminate.

The Custodians owe no fiduciary duties to the Trust or the Shareholders, is not required to act in their best interest and could resign or be removed by the Sponsor, which could trigger early termination of the Trust.

Neither of the Custodians is a trustee for, and owes no fiduciary duties to, the Trust or the Shareholders. In addition, the Custodians have no duty to continue to act as a custodian of the Trust. The Custodians can terminate their role as custodian for any reason whatsoever upon the notice period provided under the relevant Custody Agreement. The Custodians may also be terminated. If the Custodians resign or are removed without replacement such that the Trust does not have an available custody solution for its bitcoin, the Trust will dissolve in accordance with the terms of the Trust Agreement.

The Custodians’ abilities to adopt technology in response to changing security needs or trends pose a challenge to the safekeeping of the Trust’s bitcoins.

The history of the Bitcoin Exchange Market has shown that Bitcoin Exchanges and large holders of bitcoins must adapt to technological change in order to secure and safeguard client accounts. While the Custodians are required in their respective agreements to safeguard the Vault Accounts from theft, loss, destruction or other issues relating to hackers and technological attacks, their ability to do so is based on known technology and threats. As technological change occurs, the security threats to the Vault Accounts will likely adapt and previously unknown threats may emerge. Furthermore, the Sponsor believes that the Trust may become a more appealing target of security threats as the size of the Trust’s assets grows. To the extent that the Custodians are unable to identify and mitigate or stop new security threats, the Vault Accounts may be subject to theft, loss, destruction or other attack, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor and its affiliates, or another entity (i.e., a seed investor), may invest in the Trust.

The Sponsor, its affiliates, or a seed investor, may invest in the Trust at or near the establishment of the Trust, which may facilitate the Trust achieving a specified size or scale. Seed investors may contribute all or a majority of the assets in the Trust. There is a risk that such seed investors may redeem their investments in the Trust. Such redemptions could have a significant negative impact on the Trust, including on its liquidity.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of an investment in the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

Shareholders may be adversely affected by the lack of regular shareholder meetings and no voting rights.

Under the Trust Agreement, Shareholders have limited voting rights and the Trust will not have regular Shareholder meetings and take no part in the management or control of the Trust. Accordingly, Shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. Shareholders, may, however, remove and replace the Sponsor by the affirmative vote of a majority of the outstanding Shares. The Shareholders’ limited voting rights, however, give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of Shareholders. The Sponsor’s operation of the Trust could adversely affect an investment in the Shares.

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

Program Details

The Sponsor has designated the Head of IT to implement and maintain the cybersecurity program. The Head of IT may delegate any of the Head of IT’s responsibilities to appropriate designees as long as the Head of IT remains primarily responsible for compliance oversight and administration. The Head of IT is responsible for:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Shares of the Trust are listed in the accompanying table. The date the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
CoinShares Bitcoin ETF	January 11, 2024	BRRR	The Nasdaq Stock Market, LLC

As of January 31, 2026, there were approximately 64 Direct Participants holding Shares of the Trust on behalf of their customers as beneficial owners of Shares. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

a)	Not applicable

b)	Not applicable.

c) In connection with redemptions of baskets held by an Authorized Participant, BRRR redeemed 227 baskets (comprising 1,135,000 Shares) during the three months ended December 31, 2025, at an average price per Share of $30.32. The following table provides information about BRRR’s redemptions by Authorized Participants during the three months ended December 31, 2025:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
October 2025	625,000	$32.03
November 2025	510,000	28.23
December 2025	—	—
Total	1,135,000	$30.32

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

Results of Operations for the Year Ended December 31, 2025

Year Ended December 31, 2025

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024 to $505,380,907 at December 31, 2025. The change in the Trust’s net assets resulted from an change in outstanding Shares, which decreased from 31,260,000 at December 31, 2024, to 20,425,000 at December 31, 2025, as a result of 3,855,000 Shares (771 Baskets) being created and 14,690,000 Shares (2,938 Baskets) being redeemed during the year, and a decrease in the value of bitcoin, which depreciated 6.14% from $93,381 at December 31, 2024 to $87,650 at December 31, 2025.

The net asset value per Share decreased 6.38% from $26.43 at December 31, 2024 to $24.74 at December 31, 2025.

The net asset value per Share of $35.50 at October 6, 2025, was the highest during the year, compared with a low of $21.70 at April 8, 2025.

The decrease in net assets from operations for the year ended December 31, 2025, was $49,706,048, resulting from an decrease in unrealized gain on the Trust’s bitcoin investment of $184,888,192, realized gains on the disposition of bitcoin of $136,800,223, and Sponsor Fees incurred of $1,618,079.

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

The net asset value per Share of $30.15 at December 17, 2024 was the highest during the year, compared with a low of $11.12 at January 23, 2024.

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. The Sponsor Fee accrues at a unified annual rate of 0.25% of the Trust’s Bitcoin Holdings. As a result, the only ordinary expense of the Trust is the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

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

Item 8. Financial Statements and Supplementary Data.

CoinShares Bitcoin ETF

Statements of Operations (Unaudited)

The following tables show the Trust’s quarterly financial information for 2025 and 2024.

	3 Months Ended December 31, 2025 Unaudited	3 Months Ended September 30, 2025 Unaudited	3 Months Ended June 30, 2025 Unaudited	3 Months Ended March 31, 2025 Unaudited
Expenses
Sponsor fee	$368,758	$424,972	$363,796	$460,553
Total expenses before waiver	368,758	424,972	363,796	460,553
Less: Sponsor fee waiver	—	—	—	—
Total expenses	368,758	424,972	363,796	460,553
Net investment income (loss)	(368,758)	(424,972)	(363,796)	(460,553)
Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	103,800	155,969	105,238	213,658
Bitcoin sold for the redemption of Shares	11,301,335	8,422,115	11,033,890	105,464,218
Net realized Gain (loss)	11,405,135	8,578,084	11,139,128	105,677,876
Net change in unrealized gain (loss) on investment	(168,598,710)	35,174,535	130,366,125	(181,830,142)
Net realized and change in unrealized gain (loss) on investment	(157,193,575)	43,752,619	141,505,253	(76,152,266)

Net income (loss)	$(157,562,333)	$43,327,647	$141,141,457	$(76,612,819)

Net income (loss) per share	$(7.62)	$2.08	$6.73	$(2.73)

Weighted average number of shares outstanding	20,676,739	20,875,761	20,971,758	28,018,556

	3 Months Ended December 31, 2024 Unaudited	3 Months Ended September 30, 2024 Unaudited	3 Months Ended June 30, 2024 Unaudited	3 Months Ended March 31, 2024 Unaudited
Expenses
Sponsor fee	$471,767	$344,255	$333,163	$114,185
Total expenses before waiver	471,767	344,255	333,163	114,185
Less: Sponsor fee waiver	6,468	—	(42,682)	(114,185)
Total expenses	478,235	344,255	290,481	—
Net investment income (loss)	(478,235)	(344,255)	(290,481)	—
Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	232,956	95,659	89,728	—
Bitcoin sold for the redemption of Shares	30,017,550	1,899,009	12,887,293	—
Net realized gain (loss)	30,250,506	1,994,668	12,977,021	—
Net change in unrealized gain (loss) on investment	243,622,740	10,981,879	(82,428,503)	90,673,839
Net realized and change in unrealized gain (loss) on investment	273,873,246	12,976,547	(69,451,482)	90,673,839

Net income (loss)	$273,395,011	$12,632,292	$(69,741,963)	$90,673,839

Net income (loss) per share	$8.47	$0.41	$(2.43)	$7.40

Weighted average number of shares outstanding	32,259,076	31,007,989	28,752,088	12,253,642

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under 1934 Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is wholly-owned by a wholly owned subsidiary of CoinShares International Limited.

Background and Principals

Jean-Marie Mognetti, Principal Executive Officer

Jean-Marie Mognetti is the CEO and Co-founder of CoinShares International Limited (“CoinShares”), a leading global digital asset manager that delivers a broad range of financial services across investment management, trading, and securities to a wide array of clients that include corporations, financial institutions, and individuals. A wholly owned subsidiary of CoinShares is the parent company of the Sponsor. Mr. Mognetti holds a Masters in Mathematical Trading and Finance from Sir John Cass Business School. He is a seasoned commodity trader, having developed advanced expertise in areas such as quantitative analysis, risk management, and alpha generation. His skills extend to managing trading programs focused on macroeconomic commodities, notably cryptocurrencies. Before co-founding CoinShares in 2014, Mr. Mognetti served as a quantitative trader at Hermes Commodities Fund Managers. His role there was instrumental in establishing and implementing trading strategies based on rigorous quantitative risk management approaches.

Charles Butler, Principal Financial Officer and Principal Accounting Officer

Charles Butler trained with PricewaterhouseCoopers and is a fellow of the Institute of Chartered Accountants in England and Wales with more than 20 years of financial services experience.  Charles's experience covers audit, accountancy, funds, trusts, and private wealth predominantly in the offshore financial services industry.  Prior to joining CoinShares in September 2017, Charles was a Senior Debt Fund Manager at BNP Paribas in Jersey.  At CoinShares Charles has responsibility for finance and tax matters, and is a director of a number of group companies.

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

The Trust Agreement provides that the Trust shall indemnify, defend and hold harmless the Trustee (including in its individual capacity) and any of the officers, directors, employees and agents of the Trustee (the “Indemnified Persons”) from and against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel and fees and expenses incurred in connection with enforcement of its indemnification rights under the Trust Agreement), taxes and penalties of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted at any time against such Indemnified Persons with respect to the performance of the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated thereby; provided, however, that the Trust shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. If the Trust shall have insufficient assets or improperly refuses to pay an Indemnified Person within sixty (60) days of a request for payment owed hereunder, the Sponsor shall, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless an Indemnified Person as if it were the primary obligor under the Trust Agreement; provided, however, that the Sponsor shall not be required to indemnify any Indemnified Person for any Expenses which are a result of the willful misconduct, bad faith or gross negligence of an Indemnified Person. To the fullest extent permitted by law and by the requirement for treatment of the Trust as a grantor trust for tax purposes, Expenses to be incurred by an Indemnified Person shall, from time to time, be advanced by, or on behalf of, the Sponsor prior to the final disposition of any matter upon receipt by the Sponsor of an undertaking by, or on behalf of, such Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified under the Trust Agreement.

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

The Sponsor receives a Sponsor’s Fee from the Trust equal to a unified fee of 0.25% of the Trust’s Bitcoin Holdings.

The Sponsor irrevocably waived the Sponsor’s Fee from January 11, 2024, until April 10, 2024. The Sponsor’s Fee accrued during the fiscal year ended December 31, 2024, was $1,263,370, of which $150,399 was waived.

The Sponsor’s Fee accrued during the fiscal year ended December 31, 2025, was $1,618,079.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Prior to CoinShares Co. assuming the role of Co-Sponsor and Sponsor, CoinShares Capital Markets (Jersey) Limited, an affiliate of the Sponsor,served as a Bitcoin Trading Counterparty of the Trust. In such role, CoinShares Capital Markets (Jersey) Limited fulfilled orders from the Trust for thepurchase and sale of bitcoin. No orders for the purchase or sale of bitcoin were executed with CoinShares Capital Markets (Jersey) Limited on or sinceMarch 15, 2024, the date on which CoinShares Co. became a Co-Sponsor to the Trust. During the period that CoinShares Capital Markets (Jersey)Limited was a Bitcoin Trading Counterparty of the Trust, CoinShares Capital Markets (Jersey) Limited fulfilled purchase orders with an approximatevalue of $295 million.

Item 14. Principal Accounting Fees and Services.

(1) to (4).  Fees for services performed by Cohen & Company, Ltd. (“Cohen & Co”) for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$92,000	$27,000
Audit-Related Fees	—	1,000
Tax Fees	15,000	—
All Other Fees	—	—
Total:	$107,000	$28,000

(5) The Sponsor approved all of the services provided by Cohen & Co described above.  The Sponsor pre-approves all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

For a list of the financial statements included herein, see Index to the Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(b)(1) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(c)(1) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Exhibit Description

3.1**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

4.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2**	First Amendment to the Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3**	Second Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

4.4**	Third Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.5 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.5**	Description of the Shares, incorporated by reference to Exhibit 4.3 of the Trust’s Annual Report on Form 10-K (File No. 001-41909) filed on March 27, 2024

10.1**	Coinbase Prime Broker Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.2**	Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1)

10.3**	Coinbase Post-Trade Financing Agreement (included as Exhibit C in Exhibit 10.1)

10.4**	Trust Administration Agreement, incorporated by reference to Exhibit 10.4 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.5**	Transfer Agency and Services Agreement, incorporated by reference to Exhibit 10.5 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.6**	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 10.6 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

10.7**	Trust Accounting Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.8**	Cash Custody Agreement, incorporated by reference to Exhibit 10.8 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.9**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

10.10**	Index License Agreement, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 8, 2024

10.12**	Sponsor Agreement, incorporated by reference to Exhibit 10.12 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

10.13**	BitGo Custodial Services Agreement, incorporated by reference to Exhibit 10.14 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on February 1, 2024

10.14**	Co-Sponsor Agreement, incorporated by reference to Exhibit 10.15 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

10.15**	Komainu Custodial Services Agreement, incorporated by reference to Exhibit 10.16 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on October 1, 2024

23.1*	Consent of Independent Registered Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	Erroneously Awarded Incentive-Based Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 of the Trust’s Annual Report on Form 10-K (File No. 001-41909) filed on March 27, 2024

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES VALKYRIE BITCOIN FUND

Date: March 10, 2026	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES VALKYRIE BITCOIN FUND

Date: March 10, 2026	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.

CoinShares Bitcoin ETF

FINANCIAL STATEMENTS

Index

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition at December 31, 2025 and 2024	F-3
Schedules of Investment at December 31, 2025 and 2024	F-4
Statements of Operations for the year ended December 31, 2025, and 2024	F-5
Statements of Changes in Net Assets for the year ended December 31, 2025, 2024, and the period December 21, 2023 (date of seed audit), through December 31, 2023	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

CoinShares Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investment, of CoinShares Bitcoin ETF (the “Trust”) as of December 31, 2025 and December 31, 2024, the related statements of operations for the years then ended, statements of changes in net assets for the years then ended and for the period from December 21, 2023 (date of seed audit) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, the results of its operations for the years then ended, and changes in its net assets for the years then ended and for the period from December 21, 2023 (date of seed audit) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2025 and December 31, 2024 by correspondence with the custodians. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 10, 2026

CoinShares Bitcoin ETF

Statements of Financial Condition

at December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Assets
Investments in bitcoin, at fair value (cost $427,528,143 and $563,456,383 at December 31, 2025, and December 31, 2024, respectively)	$505,489,906	$826,306,338
Total assets	$505,489,906	$826,306,338

Liabilities
Sponsor fees payable	$108,999	$190,348
Total liabilities	$108,999	$190,348

Net assets	$505,380,907	$826,115,990

Shares issued and outstanding, no par value, Unlimited shares authorized	20,425,000	31,260,000

Net asset value per Share	$24.74	$26.43

The accompanying notes are an integral part of the financial statements.

CoinShares Bitcoin ETF

Schedules of Investment

December 31, 2025	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,767	$427,528,143	$505,489,906	100.0%
Total investment		$427,528,143	$505,489,906	100.0%
Other assets and liabilities, net			(108,999)	(0.0	)%(a)
Net Assets			$505,380,907	100.0%

December 31, 2024	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	8,849	$563,456,383	$826,306,338	100.0%
Total investment		$563,456,383	$826,306,338	100.0%
Other assets and liabilities, net			(190,348)	(0.0	)%(a)
Net Assets			$826,115,990	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

CoinShares Bitcoin ETF

Statements of Operations

For the years ended December 31, 2025 and 2024

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Expenses
Sponsor fee (Note 4)	$1,618,079	$1,263,370
Less: Sponsor fee waiver	—	(150,399)
Total expenses	1,618,079	1,112,971
Net investment income (loss)	(1,618,079)	(1,112,971)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	578,665	418,343
Bitcoin sold for the redemption of Shares	136,221,558	44,803,852
Net realized gain (loss)	136,800,223	45,222,195
Net change in unrealized gain (loss) on investment	(184,888,192)	262,849,955
Net realized and change in unrealized gain (loss) on investment	(48,087,969)	308,072,150

Net income (loss)	$(49,706,048)	$306,959,179

Net income (loss) per share	$(2.20)	$11.59

Weighted average number of shares outstanding	22,613,466	26,491,896

The accompanying notes are an integral part of the financial statements.

CoinShares Bitcoin ETF

Statements of Changes in Net Assets

For the years ended December 31, 2025 and 2024, and period ended December 31, 2023

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Period December 21, 2023 (date of seed audit) through December 31, 2023(a)
Net Assets – Opening Balance	$826,115,990	$—	$—
Creations	112,626,368	632,095,951	—
Redemptions	(383,655,403)	(112,939,140)	—
Net investment income (loss)	(1,618,079)	(1,112,971)	—
Net realized gain (loss) from investment	136,800,223	45,222,195	—
Net change in unrealized gain (loss) on investment	(184,888,192)	262,849,955	—
Net Assets – Ending Balance	$505,380,907	$826,115,990	$—

(a)	The Trust had not commenced operations as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

CoinShares Valkyrie Bitcoin Fund

Notes to the Financial Statements

December 31, 2025

1. Organization

CoinShares Bitcoin ETF (the “Trust”), formerly known as CoinShares Valkyrie Bitcoin Fund, was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The trustee is CSC Delaware Trust Company (the “Trustee”). On June 14, 2024, CoinShares Co., a Delaware corporation (the “Sponsor”), succeeded Valkyrie Digital Assets LLC, a Delaware limited liability company (the “Initial Sponsor”), as the sponsor of the Trust. The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the First Amended and Restated Trust Agreement, as amended (the “Trust Agreement”), executed by the Sponsor and the Trustee. The Trust is an exchange-traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The following table presents information about the Trust’s investments at fair value:

December 31, 2025	Level 1	Level 2	Level 3	Total
Bitcoin	$505,489,906	$—	$—	$505,489,906
Total Investments	$505,489,906	$—	$—	$505,489,906

December 31, 2024	Level 1	Level 2	Level 3	Total
Bitcoin	$826,306,338	$—	$—	$826,306,338
Total Investments	$826,306,338	$—	$—	$826,306,338

There were no transfers between Level 1 and other Levels for the year ended December 31, 2025, or for the year ended December 31, 2024.

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

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning Balance as of January 1, 2025	8,849	$826,306,338
Bitcoin purchased	1,089	112,563,883
Bitcoin sold for the redemption of Shares	(4,154)	(383,592,918)
Bitcoin transferred to pay the Sponsor fee	(17)	(1,699,428)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(184,888,192)
Net Realized gain on investments in bitcoin	—	136,800,223
Ending balance as of December 31, 2025	5,767	$505,489,906

	Bitcoin	Fair Value
Beginning Balance as of January 1, 2024 (a)	—	$—
Bitcoin purchased	10,386	632,012,875
Bitcoin sold for the redemption of Shares	(1,523)	(112,856,064)
Bitcoin transferred to pay Sponsor fee	(14)	(922,623)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	262,849,955
Net realized gain on investments in bitcoin	—	45,222,195
Ending balance as of December 31, 2024	8,849	$826,306,338
(a)	The Trust did not hold bitcoin as of or prior to January 1, 2024

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

Activity in the number and value of Shares created and redeemed for the year ended December 31, 2025 and 2024, are as follows:

	Number of Shares		Value of Shares
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Creations	3,855,000	36,635,000	$112,626,368	$632,095,951
Redemptions	(14,690,000)	(5,375,000)	$(383,655,403)	$(112,939,140)
Net change in Shares created and redeemed	(10,835,000)	31,260,000	$(271,029,035)	$519,156,811

6. Investment Transactions

For the year ended December 31, 2025 and 2024, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
$112,563,883	$632,012,875	$385,292,346	$113,778,687

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

The Initial Sponsor agreed to waive Sponsor fees for the first three months of the Trust’s operations, through April 10, 2024. For the year ended December 31, 2024, the Trust incurred $1,263,370 in Sponsor Fees, of which, $150,399 was waived by the Initial Sponsor. For the year ended December 31, 2025, the Trust incurred $1,618,079 in Sponsor Fees.

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

As of December 31, 2025, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

9. Segment Reporting

The Principal Accounting Officer of the Sponsor performs the functions of the Trust’s Chief Operating Decision Maker (“CODM”). The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its prospectus dated July 25, 2025 (the “Prospectus”). The Trust operates as a single operating and reporting segment pursuant to its investment objective. The Trust's Prospectus describes the Trust's fees, investment objective, and principal risks, among other items. The Trust's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the years ended December 31, 2025, and the period from January 10, 2024 (the initial share purchase date), through December 31, 2024. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2025, and the period January 10, 2024 (initial share purchase date), through December 31, 2024.

	Year Ended December 31, 2025	Period Ended December 31, 2024
Net Asset Value
Net Asset Value per Share, beginning of period	$26.43	$13.00
Net investment income (loss)	(0.07)	(0.04)
Net realized and change in unrealized Gain (loss)	(1.62)	13.47
Net income (loss)	(1.69)	13.43
Net asset value per Share, end of period	$24.74	$26.43
Market Value per Share, beginning of period	$26.45	$13.00
Market Value per Share, end of period	$24.73	$26.45
Ratio to average net assets
Net investment income (loss)	(0.25)%	(0.22	)%(1)
Gross expenses	0.25%	0.25	%(1)
Net expenses	0.25%	0.22	%(1)(3)
Total return, at net asset value	(6.39)%	103.31	%(2)
Total return, at market value	(6.50)%	103.46	%(2)

(1)	Annualized
(2)	Not annualized
(3)	Includes voluntary reimbursement of sponsor fees of 0.03%

11.Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements during the period.