Form 10-Q
period 2026-03-31
CoinShares Bitcoin ETF
filed 2026-05-12
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the Registrant had 22,325,000 Shares outstanding.

COINSHARES BITCOIN ETF

COINSHARES BITCOIN ETF

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At March 31, 2026 (unaudited) and December 31, 2025

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments in bitcoin, at fair value (cost $472,579,121 and $427,528,143 at March 31, 2026 and December 31, 2025, respectively)	$429,823,599	$505,489,906

Total assets	$429,823,599	$505,489,906

Liabilities
Sponsor fees payable	$92,650	$108,999

Total liabilities	$92,650	$108,999

Net assets	$429,730,949	$505,380,907

Shares issued and outstanding, no par value, Unlimited shares authorized	22,335,000	20,425,000

Net asset value per Share	$19.24	$24.74

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Schedules of Investment

At March 31, 2026 (unaudited) and December 31, 2025

March 31, 2026 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	6,303	$472,579,121	$429,823,599	100.0%
Total investment		$472,579,121	$429,823,599	100.0%
Other assets and liabilities, net			(92,650)	(0.0	)%(a)
Net Assets			$429,730,949	100.0%

December 31, 2025	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,767	$427,528,143	$505,489,906	100.0%
Total investment		$427,528,143	$505,489,906	100.0%
Other assets and liabilities, net			(108,999)	(0.0	)%(a)
Net Assets			$505,380,907	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Operations

For the three months ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Expenses
Sponsor fee (Note 4)	$288,981	$460,553
Total expenses	288,981	460,553
Net investment income (loss)	(288,981)	(460,553)

Net realized and change in unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	18,386	213,658
Bitcoin sold for the redemption of Shares	298,126	105,464,218
Net realized gain (loss)	316,512	105,677,876
Net change in unrealized gain (loss) on investment	(120,717,285)	(181,830,142)
Net realized and change in unrealized gain (loss)	(120,400,773)	(76,152,266)

Net income (loss)	$(120,689,754)	$(76,612,819)

Net income (loss) per share	$(5.59)	$(2.73)

Weighted average number of shares outstanding	21,609,222	28,018,556

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Changes in Net Assets

For the three months ended March 31, 2026 and March 31, 2025

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Net Assets – Opening Balance	$505,380,907	$826,115,990
Creations	57,449,667	17,581,022
Redemptions	(12,409,871)	(286,697,989)
Net investment income (loss)	(288,981)	(460,553)
Net realized gain (loss)	316,512	105,677,876
Net change in unrealized gain (loss) on investment	(120,717,285)	(181,830,142)
Net Assets – Closing Balance	$429,730,949	$480,386,204

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Notes to the Financial Statements (Unaudited)

1. Organization

CoinShares Bitcoin ETF (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”). The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the First Amended and Restated Trust Agreement, as amended (the “Trust Agreement”), executed by the Sponsor and the Trustee. The Trust is an exchange traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There are an unlimited number of authorized shares.

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

The Trust purchases bitcoin upon the net creation of Shares and sells bitcoin upon the net redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and are recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized occurred.

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

The following table summarizes the Trust’s investments at fair value:

March 31, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Bitcoin	$429,823,599	$—	$—	$429,823,599
Total Investments	$429,823,599	$—	$—	$429,823,599

December 31, 2025	Level 1	Level 2	Level 3	Total
Bitcoin	$505,489,906	$—	$—	$505,489,906
Total Investments	$505,489,906	$—	$—	$505,489,906

There were no transfers between Level 1 and other Levels for the three months ended March 31, 2026, or for the year ended December 31, 2025.

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

The following represents the changes in quantity of bitcoin and the respective fair value:

	Bitcoin	Fair Value
Beginning Balance as of January 1, 2026	5,767	$505,489,906
Bitcoin purchased	708	57,447,385
Bitcoin sold for the redemption of Shares	(168)	(12,405,521)
Bitcoin transferred to pay the Sponsor fee	(4)	(307,398)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(120,717,285)
Net Realized gain (loss) on investments in bitcoin	—	316,512
Ending balance as of March 31, 2026	6,303	$429,823,599

	Bitcoin	Fair Value
Beginning Balance as of January 1, 2025	8,849	$826,306,338
Bitcoin purchased	173	17,543,529
Bitcoin sold for the redemption of Shares	(3,231)	(286,671,014)
Bitcoin transferred to pay the Sponsor fee	(7)	(642,079)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(181,830,142)
Net realized gain (loss) on investments in bitcoin	—	105,677,876
Ending balance as of March 31, 2025	5,784	$480,384,508

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

Activity in the number and value of Shares created and redeemed for the three months ended March 31, 2026 and 2025 are as follows:

	Number of Shares		Value of Shares
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Creations	2,510,000	610,000	$57,449,667	$17,581,022
Redemptions	(600,000)	(11,420,000)	$(12,409,871)	$(286,697,989)
Net change in Shares created and redeemed	1,910,000	(10,810,000)	$45,039,796	$(269,116,967)

6. Investment Transactions

For the three months ended March 31, 2026 and 2025, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
$57,447,385	$17,543,529	$12,712,919	$287,313,093

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

For the three months ended March 31, 2025, the Trust incurred $460,553 in Sponsor Fees. For the three months ended March 31, 2026, the Trust incurred $288,981 in Sponsor Fees.

As of March 31, 2026, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

9. Segment Reporting

The Principal Accounting Officer of the Sponsor performs the functions of the Trust’s Chief Operating Decision Maker (“CODM”). The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its prospectus dated July 25, 2025 (the “Prospectus”). The Trust operates as a single operating and reporting segment pursuant to its investment objective. The Trust’s Prospectus describes the Trust’s fees, investment objective, and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three months ended March 31, 2026 and 2025, respectively. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$24.74	$26.43
Net investment income (loss)	(0.01)	(0.02)
Net realized and change in unrealized Gain (loss)	(5.49)	(2.92)
Net income (loss)	(5.50)	(2.94)
Net asset value per Share, end of period	$19.24	$23.49
Market Value per Share, beginning of period	$24.73	$26.45
Market Value per Share, end of period	$19.13	$23.30
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.25)%
Gross expenses(1)	0.25%	0.25%
Net expenses(1)	0.25%	0.25%
Total return, at net asset value(2)	(22.23)%	(11.12)%
Total return, at market value(2)	(22.64)%	(11.91)%
(1)	Annualized
(2)	Not annualized

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

Overview of the Trust

CoinShares Bitcoin ETF (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Trust Company, Inc. (“BitGo”), and Komainu (Jersey) Limited (“Komainu” and collectively with Coinbase and BitGo, the “Custodians”) are the custodians of the Trust’s bitcoin, Coinbase, Inc., an affiliate of Coinbase, is the prime broker of the Trust (the “Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the provisions of the First Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded fund that sells or redeems common shares of beneficial interest (“Shares”) in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). There are an unlimited number of authorized Shares.

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

The Sponsor maintains a website (coinshares.com/us/etf/brrr/), through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under UK BMR.

Results of Operations

The Three Months Ended March 31, 2026 and 2025

The Trust’s net asset value decreased from $505,380,907 at December 31, 2025, to $429,730,949 at March 31, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 20,425,000 at December 31, 2025, to 22,335,000 at March 31, 2026, as a result of 2,510,000 Shares (502 Baskets) being created and 600,000 Shares (120 Baskets) being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 22.2% from $87,650 at December 31, 2025, to $68,198 at March 31, 2026.

The net asset value per Share decreased 22.2% from $24.74 at December 31, 2025, to $19.24 at March 31, 2026.

The net asset value per Share of $27.53 at January 14, 2026 was the highest during the quarter, compared with a low of $18.03 at February 5, 2026.

The decrease in net assets from operations for the quarter ended March 31, 2026 was $120,689,754, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $120,717,285, realized gains on the disposition of bitcoin of $316,512 and Sponsor Fees incurred of $288,981.

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024, to $480,386,204 at March 31, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 31,260,000 at December 31, 2024, to 20,450,000 at March 31, 2025, as a result of 610,000 Shares (122 Baskets) being created and 11,420,000 Shares (2,284 Baskets) being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 11.1% from $93,381 at December 31, 2024, to $83,057 at March 31, 2025.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and have no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the Risk Factors as previously disclosed in response to Item 1A. to Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As with other digital asset networks, the Bitcoin Network faces significant scaling challenges due to the fact that public Blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. The Bitcoin Network community has failed to achieve consensus around the scaling of the Bitcoin Network to increase transaction throughput and reduce Blockchain bloat. In 2017, the scaling debate resulted in a material, contentious hard fork (as described below) and a variety of proposals for upgrades to the Bitcoin Network protocols to allow for more efficient transaction recording. Both hard forks and software upgrades to address scaling may cause confusion or may not result in needed improvements, each of which could have a negative impact on the value of an investment in the Shares.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. On March 31, 2026, Google Quantum AI published research indicating that the computing power needed to break the encryption protecting bitcoin and other major cryptocurrencies may be significantly lower than previously believed, which could mean this threat arrives sooner than the industry had anticipated. In any of these circumstances, a malicious actor may be able to take the Trust’s bitcoin, which would adversely impact the value of the Shares. Moreover, functionality of the Bitcoin Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if a digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Finally, as there is no centralized party controlling the development of the Bitcoin Network, there can be no assurance that the community as a whole will not implement changes to the Bitcoin Network protocols that have an adverse impact on the Trust or an investment in the Shares.

Mathematical or technological advances could undermine the Bitcoin Network’s consensus mechanism.

The Bitcoin Network is premised on multiple persons competing to solve cryptographic puzzles quickly. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the bitcoin Blockchain. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, recent research has suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. More significantly, on March 31, 2026, Google Quantum AI published research concluding that breaking the elliptic curve cryptography underlying bitcoin and most major cryptocurrencies may require approximately a 20-fold fewer quantum computing resources than researchers had previously estimated-potentially as few as 500,000 physical qubits. Google stated that it published this research to “raise awareness” and urge the cryptocurrency community to begin transitioning to stronger, quantum-resistant security standards before such computers become a reality. Researchers affiliated with the Ethereum Foundation who co-authored the Google paper estimated at least a 10% chance that a quantum computer capable of breaking this encryption could exist by 2032. Google has itself set 2029 as a target for completing its own migration to quantum-resistant protections. Google’s research identified different types of potential quantum attacks on cryptocurrencies. One type would target a transaction while it is being sent, since sending a transaction briefly reveals information that a powerful enough quantum computer could use to steal the funds before the transaction is finalized. Another type would target wallets whose security information has already been made public in the past, for example, through bitcoin address reuse or certain older wallet formats, giving an attacker an extended window of time to attempt a theft. In either case, the decentralized nature of the Bitcoin Network means there is no central authority that can reverse or recover stolen funds, making any successful quantum attack potentially irreversible. If quantum computing technology is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin Network becoming ineffective, which, if realized, could compromise the security of the Bitcoin Network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin Network, which would result in losses to Shareholders. Unlike proof-of-stake networks, the Bitcoin Network’s continued reliance on proof-of-work mining means that any quantum-driven attack on bitcoin’s consensus mechanism through SHA-256 could also disrupt block production and network security. While various actors in the bitcoin community are taking steps to enable the use of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin Network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. Additionally, even if the Bitcoin Network successfully upgrades its security, individual users and custodians, including those holding bitcoin on behalf of the Trust, would also need to migrate their wallets to benefit from any such upgrade. Wallets that are not migrated, or whose security information has previously been exposed, could remain vulnerable. If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin Network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of Baskets held by authorized participants, the Trust redeemed 120 Baskets (comprising 600,000 Shares) during the three months ended March 31, 2026, at an average price per Share of $20.68. The following table provides information about BRRR’s redemptions by authorized participants during the three months ended March 31, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
January 2026	150,000	$25.27
February 2026	240,000	18.91
March 2026	210,000	19.43
Total	600,000	$20.68

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust or the Trust for the three months ended March 31, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

3.1	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

3.2	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

3.3	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.1	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2	First Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3	Second Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

4.4	Third Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (1)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES BITCOIN ETF

Date: May 12, 2026	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES BITCOIN ETF

Date: May 12, 2026	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.