Form 10-Q
period 2026-06-30
CoinShares Bitcoin ETF
filed 2026-08-12
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the Registrant had 20,895,000 Shares outstanding.

COINSHARES BITCOIN ETF

ii

COINSHARES BITCOIN ETF

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At June 30, 2026 (unaudited) and December 31, 2025

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Investments in bitcoin, at fair value (cost $442,207,125 and $427,528,143 at June 30, 2026 and December 31, 2025, respectively)	$342,431,656	$505,489,906

Total assets	$342,431,656	$505,489,906

Liabilities
Sponsor fees payable	$77,541	$108,999

Total liabilities	$77,541	$108,999

Net assets	$342,354,115	$505,380,907

Shares issued and outstanding, no par value, Unlimited shares authorized	20,795,000	20,425,000

Net asset value per Share	$16.46	$24.74

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Schedules of Investment

At June 30, 2026 (unaudited) and December 31, 2025

June 30, 2026 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,864	$442,207,125	$342,431,656	100.0%
Total investment		$442,207,125	$342,431,656	100.0%
Other assets and liabilities, net			(77,541)	(0.0	)%(a)
Net Assets			$342,354,115	100.0%

December 31, 2025	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,767	$427,528,143	$505,489,906	100.0%
Total investment		$427,528,143	$505,489,906	100.0%
Other assets and liabilities, net			(108,999)	(0.0	)%(a)
Net Assets			$505,380,907	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Operations

For the three and six months ended June 30, 2026 and June 30, 2025

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Expenses
Sponsor fee (Note 4)	$274,347	$363,796	$563,328	$824,349
Total expenses	274,347	363,796	563,328	824,349
Net investment income (loss)	(274,347)	(363,796)	(563,328)	(824,349)

Net realized and change in unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	7,741	105,238	26,127	318,896
Bitcoin sold for the redemption of Shares	2,606,597	11,033,890	2,904,723	116,498,108
Net realized gain (loss)	2,614,338	11,139,128	2,930,850	116,817,004
Net change in unrealized gain (loss) on investment	(57,019,947)	130,366,125	(177,737,232)	(51,464,017)
Net realized and change in unrealized gain (loss)	(54,405,609)	141,505,253	(174,806,382)	65,352,987

Net income (loss)	$(54,679,956)	$141,141,457	$(175,369,710)	$64,528,638

Net income (loss) per share	$(2.51)	$6.73	$(8.08)	$2.64

Weighted average number of shares outstanding	21,793,846	20,971,758	21,702,044	24,475,691

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Changes in Net Assets

For the three and six months ended June 30, 2026 and June 30, 2025

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Net Assets – Opening Balance	$429,730,949	$480,386,204	$505,380,907	$826,115,990
Creations	8,258,459	43,128,516	65,708,126	60,709,538
Redemptions	(40,955,337)	(38,869,007)	(53,365,208)	(325,566,996)
Net investment income (loss)	(274,347)	(363,796)	(563,328)	(824,349)
Net realized gain (loss)	2,614,338	11,139,128	2,930,850	116,817,004
Net change in unrealized gain (loss) on investment	(57,019,947)	130,366,125	(177,737,232)	(51,464,017)
Net Assets – Closing Balance	$342,354,115	$625,787,170	$342,354,115	$625,787,170

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

(e)	Recent Accounting Pronouncements

The Sponsor has evaluated recently issued accounting pronouncements and does not believe any such pronouncements will have a material impact on the Trust’s financial statements.

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

The following table summarizes the Trust’s investments at fair value:

June 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Bitcoin	$342,431,656	$—	$—	$342,431,656
Total Investments	$342,431,656	$—	$—	$342,431,656

December 31, 2025	Level 1	Level 2	Level 3	Total
Bitcoin	$505,489,906	$—	$—	$505,489,906
Total Investments	$505,489,906	$—	$—	$505,489,906

There were no transfers between Level 1 and other Levels for the six months ended June 30, 2026, or for the year ended December 31, 2025.

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

The following summarizes activity in bitcoin for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Bitcoin	Fair Value
Beginning Balance as of March 31, 2026	6,303	$429,823,599
Bitcoin purchased	110	8,253,016
Bitcoin sold for the redemption of Shares	(545)	(40,952,055)
Bitcoin transferred to pay the Sponsor fee	(4)	(287,295)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(57,019,947)
Net Realized gain (loss) on investments in bitcoin	—	2,614,338
Ending balance as of June 30, 2026	5,864	$342,431,656

Three Months Ended June 30, 2025	Bitcoin	Fair Value
Beginning Balance as of March 31, 2025	5,784	$480,384,508
Bitcoin purchased	465	43,111,468
Bitcoin sold for the redemption of Shares	(393)	(38,853,551)
Bitcoin transferred to pay the Sponsor fee	(2)	(242,208)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	130,366,125
Net realized gain (loss) on investments in bitcoin	—	11,139,128
Ending balance as of June 30, 2025	5,854	$625,905,470

The following summarizes activity in bitcoin for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Bitcoin	Fair Value
Beginning Balance as of December 31, 2025	5,767	$505,489,906
Bitcoin purchased	819	65,700,401
Bitcoin sold for the redemption of Shares	(714)	(53,357,576)
Bitcoin transferred to pay the Sponsor fee	(8)	(594,693)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(177,737,232)
Net Realized gain (loss) on investments in bitcoin	—	2,930,850
Ending balance as of June 30, 2026	5,864	$342,431,656

Six Months Ended June 30, 2025	Bitcoin	Fair Value
Beginning Balance as of December 31, 2024	8,849	$826,306,338
Bitcoin purchased	638	60,654,997
Bitcoin sold for the redemption of Shares	(3,624)	(325,524,564)
Bitcoin transferred to pay the Sponsor fee	(9)	(884,288)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(51,464,017)
Net realized gain (loss) on investments in bitcoin	—	116,817,004
Ending balance as of June 30, 2025	5,854	$625,905,470

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

Activity in the number and value of Shares created and redeemed for the three months ended June 30, 2026 and 2025 is as follows:

	Number of Shares		Value of Shares
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Creations	390,000	1,645,000	$8,258,459	$43,128,516
Redemptions	(1,930,000)	(1,390,000)	$(40,955,337)	$(38,869,007)
Net change in Shares created and redeemed	(1,540,000)	255,000	$(32,696,878)	$4,259,509

Activity in the number and value of Shares created and redeemed for the six months ended June 30, 2026 and 2025 is as follows:

	Number of Shares		Value of Shares
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Creations	2,900,000	2,255,000	$65,708,126	$60,709,538
Redemptions	(2,530,000)	(12,810,000)	$(53,365,208)	$(325,566,996)
Net change in Shares created and redeemed	370,000	(10,555,000)	$12,342,918	$(264,857,458)

6. Investment Transactions

For the six months ended June 30, 2026 and 2025, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
$65,700,401	$60,654,997	$53,952,269	$326,408,852

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

For the six months ended June 30, 2025, the Trust incurred $824,349 in Sponsor Fees. For the six months ended June 30, 2026, the Trust incurred $563,328 in Sponsor Fees.

As of June 30, 2026, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and six months ended June 30, 2026 and 2025, respectively. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$19.24	$23.49	$24.74	$26.43
Net investment income (loss)	(0.01)	(0.02)	(0.03)	(0.03)
Net realized and change in unrealized Gain (loss)	(2.77)	6.75	(8.25)	3.82
Net income (loss)	(2.78)	6.73	(8.28)	3.79
Net asset value per Share, end of period	$16.46	$30.22	$16.46	$30.22
Market Value per Share, beginning of period	$19.13	$23.30	$24.73	$26.45
Market Value per Share, end of period	$16.55	$30.47	$16.55	$30.47
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Gross expenses(1)	0.25%	0.25%	0.25%	0.25%
Net expenses(1)	0.25%	0.25%	0.25%	0.25%
Total return, at net asset value(2)	(14.45)%	28.65%	(33.47)%	14.34%
Total return, at market value(2)	(13.49)%	30.77%	(33.08)%	15.20%
(1)	Annualized
(2)	Not annualized

11. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

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

Results of Operations

The Three Months Ended June 30, 2026 and 2025

The Trust’s net asset value decreased from $429,730,949 at March 31, 2026, to $342,354,115 at June 30, 2026. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 22,335,000 at March 31, 2026, to 20,795,000 at June 30, 2026, as a result of 390,000 Shares (78 Baskets) being created and 1,930,000 Shares (386 Baskets) being redeemed during the quarter, and a decrease in the value of bitcoin, which depreciated 14.4% from $68,198 at March 31, 2026, to $58,391 at June 30, 2026.

The net asset value per Share decreased 14.4% from $19.24 at March 31, 2026, to $16.46 at June 30, 2026.

The net asset value per Share of $23.10 at May 11, 2026 was the highest during the quarter, compared with a low of $16.46 at June 30, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026 was $54,679,956, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $57,019,947, realized gains on the disposition of bitcoin of $2,614,338 and Sponsor Fees incurred of $274,347.

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

The Six Months Ended June 30, 2026 and 2025

The Trust’s net asset value decreased from $505,380,907 at December 31, 2025, to $342,354,115 at June 30, 2026. The change in the Trust’s net assets resulted from a decrease in the value of bitcoin, which depreciated 33.4% from $87,650 at December 31, 2025, to $58,391 at June 30, 2026, partially offset by an increase in outstanding Shares from 20,425,000 at December 31, 2025, to 20,795,000 at June 30, 2026. The net asset value per Share decreased 33.5% from $24.74 at December 31, 2025, to $16.46 at June 30, 2026.

The decrease in net assets from operations for the six months ended June 30, 2026 was $175,369,710, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $177,737,232, realized gains on the disposition of bitcoin of $2,930,850 and Sponsor Fees incurred of $563,328.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of Baskets held by authorized participants, the Trust redeemed 386 Baskets (comprising 1,930,000 Shares) during the three months ended June 30, 2026, at an average price per Share of $21.22. The following table provides information about BRRR’s redemptions by authorized participants during the three months ended June 30, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
April 2026	—	$—
May 2026	1,660,000	21.96
June 2026	270,000	16.70
Total	1,930,000	$21.22

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the Trust for the three months ended June 30, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

3.1	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

3.2	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

3.3	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.1	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2	First Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3	Second Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

4.4	Third Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (1)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES BITCOIN ETF

Date: August 12, 2026	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES BITCOIN ETF

Date: August 12, 2026	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.