Form 10-Q
period 2026-09-30
CoinShares Bitcoin ETF
filed 2026-11-12
CIK 1841175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

Commission File Number 001-41909

CoinShares Bitcoin ETF

(Exact name of Registrant as specified in its Charter)

Delaware	86-6430837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1270 Avenue of the Americas, 30th Floor New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(615) 909-6421

 (Registrant’s telephone number, including area code)

437 Madison Avenue, 28th Floor

New York, NY, 10022

(Former address, if changed since last report)

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

As of October 31, 2026, the Registrant had 20,305,000 Shares outstanding.

COINSHARES BITCOIN ETF

ii

COINSHARES BITCOIN ETF

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Statements of Financial Condition

At September 30, 2026 (unaudited) and December 31, 2025

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investments in bitcoin, at fair value (cost $431,840,232 and $427,528,143 at September 30, 2026 and December 31, 2025, respectively)	$477,581,191	$505,489,906

Total assets	$477,581,191	$505,489,906

Liabilities
Sponsor fees payable	$94,199	$108,999

Total liabilities	$94,199	$108,999

Net assets	$477,486,992	$505,380,907

Shares issued and outstanding, no par value, Unlimited shares authorized	20,245,000	20,425,000

Net asset value per Share	$23.59	$24.74

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Schedules of Investment

At September 30, 2026 (unaudited) and December 31, 2025

September 30, 2026 (Unaudited)	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,706	$431,840,232	$477,581,191	100.0%
Total investment		$431,840,232	$477,581,191	100.0%
Other assets and liabilities, net			(94,199)	(0.0	)%(a)
Net Assets			$477,486,992	100.0%

December 31, 2025	Bitcoin	Cost	Fair Value	% of Net Assets

Investment in bitcoin	5,767	$427,528,143	$505,489,906	100.0%
Total investment		$427,528,143	$505,489,906	100.0%
Other assets and liabilities, net			(108,999)	(0.0	)%(a)
Net Assets			$505,380,907	100.0%

(a)	Represents less than 0.05% of net assets.

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Operations

For the three and nine months ended September 30, 2026 and September 30, 2025

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2026 (Unaudited)	Nine months ended September 30, 2025 (Unaudited)
Expenses
Sponsor fee (Note 4)	$258,052	$424,972	$821,380	$1,249,321
Total expenses	258,052	424,972	821,380	1,249,321
Net investment income (loss)	(258,052)	(424,972)	(821,380)	(1,249,321)

Net realized and change in unrealized gain (loss)
Net realized gain (loss) from:
Bitcoin transferred to pay Sponsor fee	23,600	155,969	49,727	474,865
Bitcoin sold for the redemption of Shares	617,730	8,422,115	3,522,453	124,920,223
Net realized gain (loss)	641,330	8,578,084	3,572,180	125,395,088
Net change in unrealized gain (loss) on investment	145,516,428	35,174,535	(32,220,804)	(16,289,482)
Net realized and change in unrealized gain (loss)	146,157,758	43,752,619	(28,648,624)	109,105,606

Net income (loss)	$145,899,706	$43,327,647	$(29,470,004)	$107,856,285

Net income (loss) per share	$7.09	$2.08	$(1.38)	$4.64

Weighted average number of shares outstanding	20,565,652	20,875,761	21,319,084	23,262,527

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Unaudited Statements of Changes in Net Assets

For the three and nine months ended September 30, 2026 and September 30, 2025

	Three months ended September 30, 2026 (Unaudited)	Three months ended September 30, 2025 (Unaudited)	Nine months ended September 30, 2026 (Unaudited)	Nine months ended September 30, 2025 (Unaudited)
Net Assets – Opening Balance	$342,354,115	$625,787,170	$505,380,907	$826,115,990
Creations	1,696,296	37,018,816	67,404,422	97,728,354
Redemptions	(12,463,125)	(23,672,987)	(65,828,333)	(349,239,983)
Net investment income (loss)	(258,052)	(424,972)	(821,380)	(1,249,321)
Net realized gain (loss)	641,330	8,578,084	3,572,180	125,395,088
Net change in unrealized gain (loss) on investment	145,516,428	35,174,535	(32,220,804)	(16,289,482)
Net Assets – Closing Balance	$477,486,992	$682,460,646	$477,486,992	$682,460,646

The accompanying notes are an integral part of the financial statements.

COINSHARES BITCOIN ETF

Notes to the Financial Statements (Unaudited)

1. Organization

CoinShares Bitcoin ETF (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”). The Sponsor is responsible for the day-to-day administration of the Trust. The Trust is governed by the provisions of the First Amended and Restated Trust Agreement, as amended (the “Trust Agreement”), executed by the Sponsor and the Trustee. The Trust is an exchange traded fund that issues common shares of beneficial interest (“Shares”) representing units of fractional undivided beneficial interests in its net assets. There is an unlimited number of authorized shares.

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

The Trust purchases bitcoin upon the net creation of Shares and sells bitcoin upon the net redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and are recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized gains (losses) occurred.

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

The Sponsor intends to take the position that the Trust will be treated as a grantor trust under the Internal Revenue Code of 1986, as amended. If so qualified, the Trust will not be subject to U.S. federal income tax. Therefore, no federal income tax provision is required. Rather, a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

(e)	Recent Accounting Pronouncements

The Sponsor has evaluated recently issued accounting pronouncements and does not believe any such pronouncements will have a material impact on the Trust's financial statements.

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

The following table summarizes the Trust’s investments at fair value:

September 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Bitcoin	$477,581,191	$—	$—	$477,581,191
Total Investments	$477,581,191	$—	$—	$477,581,191

December 31, 2025	Level 1	Level 2	Level 3	Total
Bitcoin	$505,489,906	$—	$—	$505,489,906
Total Investments	$505,489,906	$—	$—	$505,489,906

There were no transfers between Level 1 and other Levels for the nine months ended September 30, 2026, or for the year ended December 31, 2025.

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

The following summarizes activity in bitcoin for the three months ended September 30, 2026 and 2025:

Three months ended September 30, 2026	Bitcoin	Fair Value
Beginning Balance as of June 30, 2026	5,864	$342,431,656
Bitcoin purchased	28	1,695,959
Bitcoin sold for the redemption of Shares	(182)	(12,445,212)
Bitcoin transferred to pay the Sponsor fee	(4)	(258,970)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	145,516,428
Net Realized gain (loss) on investments in bitcoin	—	641,330
Ending balance as of September 30, 2026	5,706	$477,581,191

Three months ended September 30, 2025	Bitcoin	Fair Value
Beginning Balance as of June 30, 2025	5,854	$625,905,470
Bitcoin purchased	328	37,016,953
Bitcoin sold for the redemption of Shares	(211)	(23,660,455)
Bitcoin transferred to pay the Sponsor fee	(4)	(425,325)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	35,174,535
Net realized gain (loss) on investments in bitcoin	—	8,578,084
Ending balance as of September 30, 2025	5,967	$682,589,262

The following summarizes activity in bitcoin for the nine months ended September 30, 2026 and 2025:

Nine months ended September 30, 2026	Bitcoin	Fair Value
Beginning Balance as of December 31, 2025	5,767	$505,489,906
Bitcoin purchased	847	67,396,359
Bitcoin sold for the redemption of Shares	(897)	(65,820,911)
Bitcoin transferred to pay the Sponsor fee	(11)	(835,539)
Net Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(32,220,804)
Net Realized gain (loss) on investments in bitcoin	—	3,572,180
Ending balance as of September 30, 2026	5,706	$477,581,191

Nine months ended September 30, 2025	Bitcoin	Fair Value
Beginning Balance as of December 31, 2024	8,849	$826,306,338
Bitcoin purchased	966	97,671,950
Bitcoin sold for the redemption of Shares	(3,835)	(349,195,688)
Bitcoin transferred to pay the Sponsor fee	(13)	(1,298,944)
Net change in unrealized appreciation (depreciation) from investment in bitcoin	—	(16,289,482)
Net realized gain (loss) on investments in bitcoin	—	125,395,088
Ending balance as of September 30, 2025	5,967	$682,589,262

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

Activity in the number and value of Shares created and redeemed for the three months ended September 30, 2026 and 2025 is as follows:

	Number of Shares		Value of Shares
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Creations	100,000	1,160,000	$1,696,296	$37,018,816
Redemptions	(650,000)	(745,000)	$(12,463,125)	$(23,672,987)
Net change in Shares created and redeemed	(550,000)	415,000	$(10,766,829)	$13,345,829

Activity in the number and value of Shares created and redeemed for the nine months ended September 30, 2026 and 2025 is as follows:

	Number of Shares		Value of Shares
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Creations	3,000,000	3,415,000	$67,404,422	$97,728,354
Redemptions	(3,180,000)	(13,555,000)	$(65,828,333)	$(349,239,983)
Net change in Shares created and redeemed	(180,000)	(10,140,000)	$1,576,089	$(251,511,629)

6. Investment Transactions

For the nine months ended September 30, 2026 and 2025, the cost of purchases and proceeds from sales of bitcoin by the Trust, were as follows:

Purchases		Sales
September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
$67,396,359	$97,671,950	$66,656,451	$350,494,632

7. Related Party Transactions

Certain officers of the Trust are affiliated with the Sponsor and are not paid any fees by the Trust for serving in such capacities.

For the nine months ended September 30, 2025, the Trust incurred $1,249,321 in Sponsor Fees. For the nine months ended September 30, 2026, the Trust incurred $821,380 in Sponsor Fees.

As of September 30, 2026, affiliates of the Sponsor owned 18,140,000 Shares of the Trust.

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

10. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Share outstanding for the three and nine months ended September 30, 2026 and 2025, respectively. The total return at NAV is based on the change in NAV of a Share during the period and the total return at market value is based on the change in market value of a Share on the Nasdaq Stock Market, LLC during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026 (unaudited)	Three months ended September 30, 2025 (unaudited)	Nine months ended September 30, 2026 (unaudited)	Nine months ended September 30, 2025 (unaudited)
Net Asset Value
Net Asset Value per Share, beginning of period	$16.46	$30.22	$24.74	$26.43
Net investment income (loss)	(0.01)	(0.02)	(0.04)	(0.05)
Net realized and change in unrealized Gain (loss)	7.14	2.11	(1.11)	5.93
Net income (loss)	7.13	2.09	(1.15)	5.88
Net asset value per Share, end of period	$23.59	$32.31	$23.59	$32.31
Market Value per Share, beginning of period	$16.55	$30.47	$24.73	$26.45
Market Value per Share, end of period	$23.54	$32.33	$23.54	$32.33
Ratio to average net assets
Net investment income (loss)(1)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Gross expenses(1)	0.25%	0.25%	0.25%	0.25%
Net expenses(1)	0.25%	0.25%	0.25%	0.25%
Total return, at net asset value(2)	43.32%	6.92%	(4.65)%	22.25%
Total return, at market value(2)	42.24%	6.10%	(4.81)%	22.23%

(1)	Annualized

(2)	Not annualized

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

Overview of the Trust

CoinShares Bitcoin ETF (the “Trust”) was organized as a Delaware statutory trust on January 20, 2021. The fiscal year for the Trust is December 31st. The Trust issues Shares, which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares of the Trust are listed on The Nasdaq Stock Market, LLC (“Nasdaq” or the “Exchange”). CoinShares Co., a Delaware corporation, is the sponsor of the Trust (the “Sponsor”). CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”). U.S. Bancorp Fund Services, LLC is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and the administrator of the Trust (in such capacity, the “Administrator”), Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”), Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Trust Company, Inc. (“BitGo”), and Komainu (Jersey) Limited (“Komainu” and collectively with Coinbase and BitGo, the “Custodians”) are the custodians of the Trust’s bitcoin, Coinbase, Inc., an affiliate of Coinbase, is the prime broker of the Trust (the “Prime Broker”), and U.S. Bank, N.A., an affiliate of the Transfer Agent and Administrator, is the cash custodian of the Trust (the “Cash Custodian”). The operations of the Trust are governed by the provisions of the First Amended and Restated Trust Agreement of the Trust, among the Trustee, the Sponsor, and the shareholders from time to time thereunder (the “Shareholders”), as may be amended from time to time (the “Trust Agreement”). The Trust is an exchange-traded fund that sells or redeems Shares in blocks of 5,000 Shares (a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). There is an unlimited number of authorized Shares.

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

Results of Operations

The Three months ended September 30, 2026 and 2025

The Trust’s net asset value increased from $342,354,115 at June 30, 2026, to $477,486,992 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in the value of bitcoin, which appreciated 43.4% from $58,391 at June 30, 2026, to $83,704 at September 30, 2026, partially offset by a decrease in outstanding Shares, which fell from 20,795,000 at June 30, 2026, to 20,245,000 at September 30, 2026, as a result of 100,000 Shares (20 Baskets) being created and 650,000 Shares (130 Baskets) being redeemed during the quarter.

The net asset value per Share increased 43.3% from $16.46 at June 30, 2026, to $23.59 at September 30, 2026. The net asset value per Share of $24.36 at September 22, 2026 was the highest during the quarter, compared with a low of $16.96 at July 1, 2026.

The increase in net assets from operations for the quarter ended September 30, 2026 was $145,899,706, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $145,516,428, realized gains on the disposition of bitcoin of $641,330, and Sponsor Fees incurred of $258,052.

The Trust’s net asset value increased from $625,787,170 at June 30, 2025, to $682,460,646 at September 30, 2025. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 20,705,000 at June 30, 2025, to 21,120,000 at September 30, 2025, as a result of 1,160,000 Shares being created and 745,000 Shares being redeemed during the quarter, and an increase in the value of bitcoin, which appreciated 7.0% from $106,930 at June 30, 2025, to $114,394 at September 30, 2025. The net asset value per Share increased 6.9% from $30.22 at June 30, 2025, to $32.31 at September 30, 2025.

The net asset value per Share of $34.56 at August 13, 2025 was the highest during the quarter, compared with a low of $29.85 at July 1, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $43,327,647, resulting from an increase in unrealized gain on the Trust’s bitcoin investment of $35,174,535, realized gains on the disposition of bitcoin of $8,578,084, and Sponsor Fees incurred of $424,972.

The Nine months ended September 30, 2026 and 2025

The Trust’s net asset value decreased from $505,380,907 at December 31, 2025, to $477,486,992 at September 30, 2026. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 20,425,000 at December 31, 2025, to 20,245,000 at September 30, 2026, and a decrease in the value of bitcoin, which depreciated 4.5% from $87,650 at December 31, 2025, to $83,704 at September 30, 2026. The net asset value per Share decreased 4.7% from $24.74 at December 31, 2025, to $23.59 at September 30, 2026.

The decrease in net assets from operations for the nine months ended September 30, 2026 was $29,470,004, resulting from a decrease in unrealized gain on the Trust’s bitcoin investment of $32,220,804, realized gains on the disposition of bitcoin of $3,572,180, and Sponsor Fees incurred of $821,380.

The Trust’s net asset value decreased from $826,115,990 at December 31, 2024, to $682,460,646 at September 30, 2025. The change in the Trust’s net assets resulted from a decrease in outstanding Shares, which fell from 31,260,000 at December 31, 2024, to 21,120,000 at September 30, 2025, partially offset by an increase in the value of bitcoin, which appreciated 22.5% from $93,381 at December 31, 2024, to $114,394 at September 30, 2025. The net asset value per Share increased 22.2% from $26.43 at December 31, 2024, to $32.31 at September 30, 2025.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors as previously disclosed in response to Item 1A. to Part I of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by risk factors disclosed in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	In connection with redemptions of Baskets held by authorized participants, the Trust redeemed 130 Baskets (comprising 650,000 Shares) during the three months ended September 30, 2026, at an average price per Share of $19.17. The following table provides information about BRRR’s redemptions by authorized participants during the three months ended September 30, 2026:

Calendar Month	Number of Shares Redeemed	Average Price Paid per Share
July 2026	—	$—
August 2026	550,000	18.49
September 2026	100,000	22.96
Total	650,000	$19.17

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

(b)	Not Applicable.

(c)	None of the Sponsor’s officers have adopted, modified or terminated plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) for the Trust for the three months ended September 30, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report as required under Item 601 of Regulation S-K:

3.1	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on January 22, 2021

3.2	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

3.3	Certificate of Amendment to the Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

4.1	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on December 29, 2023

4.2	First Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-252344) filed on March 15, 2024

4.3	Second Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on June 14, 2024

4.4	Third Amendment to the First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.4 of the Trust’s Current Report on Form 8-K (File No. 001-41909) filed on July 25, 2025

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification by the Principal Financial Officer and Principal Accounting Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (1)

(1)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned*, thereunto duly authorized.

COINSHARES BITCOIN ETF

Date: November 12, 2026	By:	/s/ Jean-Marie Mognetti
	Name:	Jean-Marie Mognetti
	Title:	Principal Executive Officer

COINSHARES BITCOIN ETF

Date: November 12, 2026	By:	/s/ Charles Butler
	Name:	Charles Butler
	Title:	Principal Financial Officer and Principal Accounting Officer

* The Registrant is a trust and the persons are signing in their capacities as officers of CoinShares Co., the Sponsor of the Registrant.